Form 10-Q
period 1996-03-31
POLARIS AIRCRAFT INCOME FUND VI
filed 1996-05-10
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               __________________


                                    FORM 10-Q

                               __________________



          __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                               ___________________


                          Commission File No. 33-31810

                               ___________________


                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-3102632
         201 Mission Street, 27th Floor, San Francisco, California 94105
                           Telephone - (415) 284-7400



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                           Yes __X__         No ____








                       This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1996




                                      INDEX



Part I.  Financial Information                                          Page

      Item 1.  Financial Statements

         a) Balance Sheets - March 31, 1996 and
            December 31, 1995.............................................3

         b) Statements of Income - Three Months Ended
            March 31, 1996 and 1995.......................................4

         c) Statements of Changes in Partners' Capital -
            Year Ended December 31, 1995 and
            Three Months Ended March 31, 1996.............................5

         d) Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995.................................6

         e) Notes to Financial Statements.................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............10



Part II. Other Information

      Item 1.  Legal Proceedings.........................................11

      Item 6.  Exhibits and Reports on Form 8-K..........................12

      Signature..........................................................13

                          Part 1. Financial Information

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,        December 31,
                                                     1996               1995
                                                     ----               ----

ASSETS:

CASH AND CASH EQUIVALENTS                        $ 3,369,987         $3,297,782

RENT AND INTEREST RECEIVABLE                         436,668            467,025

AIRCRAFT, net of accumulated depreciation of
  $13,828,787 in 1996 and $13,390,080 in 1995     15,610,413         16,049,120
                                                 -----------         ----------

                                                 $19,417,068        $19,813,927
                                                 ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                            $    26,012         $   26,362

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                         12,775             34,797

SECURITY DEPOSITS                                     94,000             94,000
                                                 -----------         ----------

       Total Liabilities                             132,787            155,159
                                                 -----------         ----------

PARTNERS' CAPITAL:
  General Partner                                      5,656              5,656
  Limited Partners, 69,418 units
    issued and outstanding                        19,278,625         19,653,112
                                                 -----------         ----------

       Total Partners' Capital                    19,284,281         19,658,768
                                                 -----------         ----------

                                                 $19,417,068        $19,813,927
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1996          1995
                                                         ----          ----
REVENUES:
  Rent from operating leases                          $ 434,643     $ 795,243
  Interest                                               46,603        48,725
  Gain on sale of aircraft                               52,640        46,716
                                                      ---------     ---------

       Total Revenues                                   533,886       890,684
                                                      ---------     ---------

EXPENSES:
  Depreciation and amortization                         438,707       474,319
  Administration and other                               12,969        18,989
                                                      ---------     ---------

       Total Expenses                                   451,676       493,308
                                                      ---------     ---------

NET INCOME                                            $  82,210     $ 397,376
                                                      =========     =========

NET INCOME ALLOCATED TO THE
  GENERAL PARTNER                                     $  22,835     $  27,402
                                                      =========     =========

NET INCOME ALLOCATED TO
  LIMITED PARTNERS                                    $  59,375     $ 369,974
                                                      =========     =========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                    $    0.86     $    5.33
                                                      =========     =========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                         Three Months Ended March 31, 1996
                                         ---------------------------------

                                       General       Limited
                                       Partner       Partners           Total
                                       -------       --------           -----

Balance, December 31, 1994           $  5,656       $23,280,997     $23,286,653

  Net income (loss)                   105,040        (1,632,117)     (1,527,077)

  Cash distributions to partners     (105,040)       (1,995,768)     (2,100,808)
                                     --------       -----------      ----------

Balance, December 31, 1995              5,656        19,653,112      19,658,768

  Net income                           22,835            59,375          82,210

  Cash distributions to partners      (22,835)         (433,862)       (456,697)
                                     --------       -----------      ----------

Balance, March 31, 1996              $  5,656       $19,278,625     $19,284,281
                                     ========       ===========     ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1996          1995
                                                         ----          ----
OPERATING ACTIVITIES:
  Net income                                         $   82,210   $  397,376
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                       438,707      474,319
    Gain on sale of aircraft                            (52,640)     (46,716)
    Changes in operating assets and liabilities:
      Decrease in rent and interest receivable           30,357       30,263
      Decrease in payable to affiliates                    (350)     (25,594)
      Increase (decrease) in accounts payable
         and accrued liabilities                        (22,022)       3,240
                                                     ----------   ----------

         Net cash provided by operating activities      476,262      832,888
                                                     ----------   ----------

INVESTING ACTIVITIES:
  Principal payments on finance sale of aircraft         52,640       46,716
                                                     ----------   ----------

         Net cash provided by investing activities       52,640       46,716
                                                     ----------   ----------

FINANCING ACTIVITIES:
  Cash distributions to partners                       (456,697)    (548,037)
                                                     ----------   ----------

         Net cash used in financing activities         (456,697)    (548,037)
                                                     ----------   ----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                            72,205      331,567

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 3,297,782    2,695,546
                                                     ----------   ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $3,369,987   $3,027,113
                                                     ==========   ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund VI's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994 and 1993, included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed below, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. As discussed in Note 3, the carrying value of the Partnership's note receivable from Empresa de Transporte Aereo del Peru S.A. (Aeroperu) is zero due to a recorded allowance for credit losses equal to the balance of the note. As of March 31, 1996, the aggregate fair value of the Aeroperu notes receivable was estimated to be approximately $65,000.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operation unless events or circumstances change that would cause the projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first quarter of 1996.


2.    Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for one Boeing 727-200 Advanced aircraft. The lease began in March 1993 and is renewable for up to three one-year periods. ATA was not required to begin making cash rental payments until February 1994, although rental revenue is to be recognized over the entire lease term. ATA transferred to the Partnership one unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership sold this aircraft as discussed in Note 3. Under the ATA lease, the Partnership may be required to finance an aircraft hushkit at an estimated cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term.


3.    Sale to Aeroperu

     In August 1993, the Partnership negotiated a sale to Aeroperu for the Boeing 727-100 aircraft that was transferred to the Partnership under the ATA lease (Note 2). The Partnership agreed to accept payment of the sales price of approximately $578,000 in 36 monthly installments of $19,000, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale price. Gain on sale of aircraft will be recognized as payments are received. The remaining balance of the security deposit posted by Aeroperu will be applied to the last installment due in August 1996, at which time title to the aircraft will transfer to Aeroperu. During the three months ended March 31, 1996, the Partnership received principal and interest payments from Aeroperu totaling $57,000, of which $52,640 was recorded as gain on sale in the statement of operations for the three months ended March 31, 1996. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. As of March 31, 1996, Aeroperu had not paid to the Partnership the monthly payments due for February and March 1996 (Note 5). The balances of the note receivable and corresponding allowance for credit losses were $110,115 and $162,755 as of March 31, 1996 and December 31, 1995, respectively.


4.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                       Payments for
                                    Three Months Ended          Payable at
                                      March 31, 1996          March 31, 1996
                                      --------------          --------------
Out-of-Pocket Administrative and
   Operating Expense Reimbursement       $ 35,341                $ 26,012

Management fees payable to the general partner are subordinated each year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. Based on the subordination provisions, no management fee expense was recognized or paid during the quarter ended March 31, 1996.


5.    Subsequent Event

Payment from Aeroperu - As discussed in Note 3, at March 31, 1996 Aeroperu had not paid to the Partnership two of the monthly installments due in the first quarter of 1996. Aeroperu has since paid one of the installments past due as of March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund VI (the Partnership) owns one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA). In addition, the Partnership retains title to one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). The sale was financed by the Partnership and title will transfer to Aeroperu in August 1996 if Aeroperu performs its payment obligations.


Partnership Operations

The Partnership recorded net income of $82,210, or $0.86 per limited partnership unit, for the three months ended March 31, 1996, compared to net income of $397,376, or $5.33 per unit, for the same period in 1995. Current year operating results reflect substantially lower rental revenues as compared to the same period in 1995.

As discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the Partnership negotiated a lease extension with British Airways for three years from April 1995 until March 1998 at the current fair market rental rate, which is approximately 40% of the prior rate. The Partnership recognized a reduction in rental revenue beginning in the second quarter of 1995 which negatively impacted the Partnership's operating results, as well as its liquidity, as discussed below.


Liquidity and Cash Distributions

Liquidity -The Partnership continues to receive all lease payments on a current basis, with the exception of payments due from Aeroperu, which have not been made on a timely basis. The Partnership's cash reserves have been negatively impacted by the reduction in rental payments received from British Airways upon extension of the lease in April 1995 as discussed above.

The ATA lease specifies that the Partnership may be required to finance an aircraft hushkit at an estimated cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership's cash reserves are being retained to finance a portion of the cost that may be incurred under the lease with ATA and to cover other potential cash requirements.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1996 and 1995 were $433,862, or $6.25 per limited partnership unit and $520,635 or $7.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the receipt of rental payments from British Airways and ATA, and the receipt of aircraft sale proceeds from Aeroperu.

                           Part II. Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1995 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report, but the following new proceedings have been commenced.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

     On or about April 9, 1996, a summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

Item 6.  Exhibits and Reports on Form 8-K


a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      None

b)    Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                      SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POLARIS AIRCRAFT INCOME FUND VI,
                                   A California Limited Partnership
                                   (Registrant)
                                   By: Polaris Investment
                                       Management Corporation,
                                       General Partner




         May 8, 1996                 By:  /S/Marc A. Meiches
- - -----------------------------             ------------------
                                          Marc A. Meiches
                                          Chief Financial Officer
                                          (principal financial officer and
                                          principal accounting officer of
                                          Polaris Investment Management
                                          Corporation, General Partner of
                                          the Registrant)