Form 10-Q
period 1996-06-30
POLARIS AIRCRAFT INCOME FUND VI
filed 1996-08-12
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                               ------------------

                          Commission File No. 33-31810

                               ------------------



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



                          Yes   X           No
                              -----            -----







                       This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1996




                                      INDEX



Part I.  Financial Information                                           Page

      Item 1.  Financial Statements

         a) Balance Sheets - June 30, 1996 and
            December 31, 1995............................................ 3

         b) Statements of Income - Three and Six Months
            Ended June 30, 1996 and 1995................................. 4

         c) Statements of Changes in Partners' Capital -
            Year Ended December 31, 1995 and
            Six Months Ended June 30, 1996............................... 5

         d) Statements of Cash Flows - Six Months
            Ended June 30, 1996 and 1995................................. 6

         e) Notes to Financial Statements................................ 7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations............ 10



Part II.    Other Information

      Item 1.  Legal Proceedings........................................ 11

      Item 6.  Exhibits and Reports on Form 8-K......................... 12

      Signature......................................................... 13

                          Part 1. Financial Information

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1996            1995
                                                     -----------     -----------

ASSETS:

CASH AND CASH EQUIVALENTS                            $ 3,494,720     $ 3,297,782

RENT AND INTEREST RECEIVABLE                             406,311         467,025

AIRCRAFT, net of accumulated depreciation of
  $14,267,494 in 1996 and $13,390,080 in 1995         15,171,706      16,049,120
                                                     -----------     -----------


                                                     $19,072,737     $19,813,927
                                                     ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                $    30,368     $    26,362

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                             11,929          34,797

SECURITY DEPOSITS                                         94,000          94,000
                                                     -----------     -----------

       Total Liabilities                                 136,297         155,159
                                                     -----------     -----------

PARTNERS' CAPITAL:
  General Partner                                          5,656           5,656
  Limited Partners, 69,418 units
    issued and outstanding                            18,930,784      19,653,112
                                                     -----------     -----------

       Total Partners' Capital                        18,936,440      19,658,768
                                                     -----------     -----------

                                                     $19,072,737     $19,813,927
                                                     ===========     ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------

REVENUES:
  Rent from operating leases      $  434,643  $  453,046  $  869,286  $1,248,289
  Interest                            45,760      56,980      92,363     105,705
  Gain on sale of aircraft            91,303      64,497     143,943     111,213
                                  ----------  ----------  ----------  ----------

       Total Revenues                571,706     574,523   1,105,592   1,465,207
                                  ----------  ----------  ----------  ----------

EXPENSES:
  Depreciation and amortization      438,707     474,318     877,414     948,637
  Administration and other            24,142      29,506      37,111      48,495
                                  ----------  ----------  ----------  ----------

       Total Expenses                462,849     503,824     914,525     997,132
                                  ----------  ----------  ----------  ----------

NET INCOME                        $  108,857  $   70,699  $  191,067  $  468,075
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER             $   22,835  $   27,402  $   45,670  $   54,804
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
  TO LIMITED PARTNERS             $   86,022  $   43,297  $  145,397  $  413,271
                                  ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                $     1.24  $     0.62  $     2.10  $     5.95
                                  ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                          POLARIS AIRCRAFT INCOME FUND VI,
                          A California Limited Partnership

                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                    (Unaudited)


                                         Year Ended December 31, 1995 and
                                          Six Months Ended June 30, 1996
                                          ------------------------------
                                      General        Limited
                                      Partner        Partners          Total
                                     --------       -----------     -----------

Balance, December 31, 1994           $  5,656       $23,280,997     $23,286,653

  Net income (loss)                   105,040        (1,632,117)     (1,527,077)

  Cash distributions to partners     (105,040)       (1,995,768)     (2,100,808)
                                     --------       -----------     -----------

Balance, December 31, 1995              5,656        19,653,112      19,658,768

  Net income                           45,670           145,397         191,067

  Cash distributions to partners      (45,670)         (867,725)       (913,395)
                                     --------       -----------     -----------

Balance, June 30, 1996               $  5,656       $18,930,784     $18,936,440
                                     ========       ===========     ===========

        The accompanying notes are an integral part of these statements.

                          POLARIS AIRCRAFT INCOME FUND VI,
                          A California Limited Partnership

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1996           1995
                                                     -----------    -----------

OPERATING ACTIVITIES:
  Net income                                         $   191,067    $   468,075
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                        877,414        948,637
    Gain on sale of aircraft                            (143,943)      (111,213)
    Changes in operating assets and liabilities:
      Decrease in rent and interest receivable            60,714        231,750
      Increase (decrease) in payable to affiliates         4,006        (17,684)
      Increase (decrease) in accounts payable
         and accrued liabilities                         (22,868)         3,257
                                                     -----------    -----------

         Net cash provided by operating activities       966,390      1,522,822
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Principal payments on finance sale of aircraft         143,943        111,213
                                                     -----------    -----------

         Net cash provided by investing activities       143,943        111,213
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                        (913,395)    (1,096,074)
                                                     -----------    -----------

         Net cash used in financing activities          (913,395)    (1,096,074)
                                                     -----------    -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                            196,938        537,961

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  3,297,782      2,695,546
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $ 3,494,720    $ 3,233,507
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. As discussed in Note 3, the carrying value of the Partnership's note receivable from Empresa de Transporte Aereo del Peru S.A. (Aeroperu) at June 30, 1996 and December 31, 1995 is zero due to a recorded allowance for credit losses equal to the balance of the note. Aeroperu paid the note in full in July 1996 as discussed in Note 5.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operation unless events or circumstances change that would cause the projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first two quarters of 1996.


2.    Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, under the ATA lease, the Partnership may be required to finance an aircraft hushkit for use on the aircraft at an estimated cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term.


3.    Sale to Aeroperu

In August 1993, the Partnership negotiated a sale to Aeroperu for the Boeing 727-100 aircraft that was transferred to the Partnership under the ATA lease as discussed in the Form 10-K. The Partnership agreed to accept payment of the sales price of approximately $578,000 in 36 monthly installments of $19,000, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale price. Gain on sale of aircraft is recognized as payments are received. During the three and six months ended June 30, 1996, the Partnership received principal and interest payments due from Aeroperu totaling $95,000 and $152,000, respectively, of which $91,302 and $143,943 was recorded as gain on sale in the statement of operations for the three and six months ended June 30, 1996, respectively. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. The balances of the note receivable and corresponding allowance for credit losses were $18,812 and $162,755 as of June 30, 1996 and December 31, 1995, respectively. The remaining balance of the security deposit posted by Aeroperu was applied to the last installment due from Aeroperu, as discussed in Note 5.


4.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                        Three Months Ended       Payable at
                                          June 30, 1996        June 30, 1996
                                           -------------       -------------
Out-of-Pocket Administrative and
   Operating Expense Reimbursement           $ 20,632            $ 30,368

Management fees payable to the general partner are subordinated each year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. Based on the subordination provisions, no management fee expense was recognized or paid during the quarter ended June 30, 1996.

5.    Subsequent Event

In July 1996, the Partnership received the final payment due from Aeroperu for the sale of one Boeing 727-100 aircraft as discussed in Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund VI (the Partnership) owns one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA). The Partnership sold one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996.


Partnership Operations

The Partnership recorded net income of $108,857, or $1.24 per limited partnership unit, for the three months ended June 30, 1996, compared to net income of $70,699, or $0.62 per unit, for the same period in 1995. The Partnership recorded net income of $191,067, or $2.10 per limited partnership unit, for the six months ended June 30, 1996, compared to net income of $468,075, or $5.95 per unit, for the same period in 1995. Year to date operating results reflect substantially lower rental revenues as compared to the same period in 1995.

As discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the Partnership negotiated a lease extension with British Airways for three years from April 1995 until March 1998 at the then current fair market rental rate, which was approximately 40% of the prior rate. The Partnership recognized a reduction in rental revenue beginning in the second quarter of 1995 which negatively impacted the Partnership's operating results.


Liquidity and Cash Distributions

Liquidity -The Partnership continues to receive all lease payments on a current basis. The ATA lease specifies that the Partnership may be required to finance an aircraft hushkit at an estimated cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership's cash reserves are being retained to finance a portion of the cost that may be incurred under the lease with ATA and to cover other potential cash requirements.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1996 and 1995 were $433,863, or $6.25 per limited partnership unit and $520,635 or $7.50 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1996 and 1995 were $867,725, or $12.50 per limited partnership unit and $1,041,270 or $15.00 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements and the receipt of rental payments from British Airways and ATA.

                           Part II.  Other Information
                           ---------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1996, there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bishop v. Kidder Peabody & Co., Incorporated et al. - On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion.

Weisl et al. v. Polaris Holding Company et al. - On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The case has been set for trial on November 11, 1996.

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

                                    POLARIS AIRCRAFT INCOME FUND VI,
                                    A California Limited Partnership
                                    (Registrant)
                                    By: Polaris Investment
                                        Management Corporation,
                                        General Partner




         August 8, 1996                 By:  /S/Marc A. Meiches
- --------------------------------            --------------------------------
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