Form 10-Q
period 1996-09-30
POLARIS AIRCRAFT INCOME FUND VI
filed 1996-11-14
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                             ----------------------

                          Commission File No. 33-31810

                             ----------------------



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



                          Yes _X_               No ___








                       This document consists of 12 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1996




                                      INDEX



Part I.    Financial Information                                        Page

        Item 1.   Financial Statements

           a)  Balance Sheets - September 30, 1996 and
               December 31, 1995..........................................3

           b)  Statements of Operations - Three and Nine Months
               Ended September 30, 1996 and 1995..........................4

           c)  Statements of Changes in Partners' Capital -
               Year Ended December 31, 1995 and
               Nine Months Ended September 30, 1996.......................5

           d)  Statements of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995..........................6

           e)  Notes to Financial Statements..............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........9


Part II.       Other Information

        Item 1.   Legal Proceedings......................................10

        Item 5.   Other Information......................................11

        Item 6.   Exhibits and Reports on Form 8-K.......................11

        Signature........................................................12

                          Part 1. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    December 31,
                                                      1996             1995
                                                      ----             ----

ASSETS:

CASH AND CASH EQUIVALENTS                         $ 3,531,887      $ 3,297,782

RENT AND INTEREST RECEIVABLE                          375,954          467,025

AIRCRAFT, net of accumulated depreciation of
$14,706,200 in 1996 and $13,390,080 in 1995        14,733,000       16,049,120
                                                  -----------      -----------


                                                  $18,640,841      $19,813,927
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                             $    24,093      $    26,362

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                          11,672           34,797

SECURITY DEPOSITS                                      75,000           94,000
                                                  -----------      -----------

        Total Liabilities                             110,765          155,159
                                                  -----------      -----------

PARTNERS' CAPITAL:
  General Partner                                       5,656            5,656
  Limited Partners, 69,418 units
     issued and outstanding                        18,524,420       19,653,112
                                                  -----------      -----------

        Total Partners' Capital                    18,530,076       19,658,768
                                                  -----------      -----------

                                                  $18,640,841      $19,813,927
                                                  ===========      ===========

        The accompanying notes are an integral part of these statements.

                                 POLARIS AIRCRAFT INCOME FUND VI,
                                 A California Limited Partnership

                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                       -------------           -------------

                                     1996        1995         1996       1995
                                     ----        ----         ----       ----
REVENUES:
  Rent from operating leases     $  434,643  $  434,643   $1,303,929  $1,682,932
  Interest and other                 53,509      49,186      145,872     154,891
  Gain on sale of aircraft           18,811      33,224      162,754     144,437
                                 ----------  ----------   ----------  ----------

         Total Revenues             506,963     517,053    1,612,555   1,982,260
                                 ----------  ----------   ----------  ----------

EXPENSES:
  Depreciation and amortization     438,706     474,318    1,316,120   1,422,955
  Operating                            --           549         --           549
  Administration and other           17,924      24,004       55,035      72,499
                                 ----------  ----------   ----------  ----------

         Total Expenses             456,630     498,871    1,371,155   1,496,003
                                 ----------  ----------   ----------  ----------

NET INCOME                       $   50,333  $   18,182   $  241,400  $  486,257
                                 ==========  ==========   ==========  ==========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER            $   22,835  $   27,402   $   68,505  $   82,206
                                 ==========  ==========   ==========  ==========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS            $   27,498  $   (9,220)  $  172,895  $  404,051
                                 ==========  ==========   ==========  ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT               $     0.39  $    (0.13)  $     2.49  $     5.82
                                 ==========  ==========   ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                       Nine Months Ended September 30, 1996
                                       ------------------------------------

                                      General         Limited
                                      Partner         Partners        Total
                                      -------         --------        -----


Balance, December 31, 1994         $      5,656    $ 23,280,997    $ 23,286,653

  Net income (loss)                     105,040      (1,632,117)     (1,527,077)

  Cash distributions to partners       (105,040)     (1,995,768)     (2,100,808)
                                   ------------    ------------    ------------

Balance, December 31, 1995                5,656      19,653,112      19,658,768

  Net income                             68,505         172,895         241,400

  Cash distributions to partners        (68,505)     (1,301,587)     (1,370,092)
                                   ------------    ------------    ------------

Balance, September 30, 1996        $      5,656    $ 18,524,420    $ 18,530,076
                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                        1996          1995
                                                        ----          ----
OPERATING ACTIVITIES:
  Net income                                        $   241,400   $   486,257
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                    1,316,120     1,422,955
     Gain on sale of aircraft                          (162,754)     (144,437)
     Changes in operating assets and liabilities:
       Decrease in rent and interest receivable          91,071       262,201
       Decrease in payable to affiliates                 (2,269)      (14,414)
       Decrease in accounts payable
          and accrued liabilities                       (23,125)         (110)
       Decrease in security deposits                    (19,000)         --
                                                    -----------   -----------

         Net cash provided by operating activities    1,441,443     2,012,452
                                                    -----------   -----------

INVESTING ACTIVITIES:
  Principal payments on finance sale of aircraft        162,754       144,437
                                                    -----------   -----------

         Net cash provided by investing activities      162,754       144,437
                                                    -----------   -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                     (1,370,092)   (1,644,111)
                                                    -----------   -----------

         Net cash used in financing activities       (1,370,092)   (1,644,111)
                                                    -----------   -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                           234,105       512,778

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 3,297,782     2,695,546
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 3,531,887   $ 3,208,324
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

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operation unless events or circumstances change that would cause the projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first three quarters of 1996.


2.      Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, under the ATA lease, the Partnership may be required to finance an aircraft hushkit for use on the aircraft at an estimated cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term.


3.      Sale to Empresa de Transporte Aereo del Peru S.A. (Aeroperu)

In August 1993, the Partnership negotiated a sale to Aeroperu for the Boeing 727-100 aircraft that was transferred to the Partnership under the ATA lease as discussed in the Form 10-K. The Partnership agreed to accept payment of the sales price of approximately $578,000 in 36 monthly installments of $19,000, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale price. Gain on sale of aircraft was recognized as payments were received. During the three and nine months ended September 30, 1996, the Partnership received all principal and interest payments due from Aeroperu. The Partnership recorded $18,811 and $162,754 as gain on sale in the statement of operations for the three and nine months ended September 30, 1996, respectively. The note receivable and corresponding allowance for credit losses were reduced by the principal portion of payments received. The balances of the note receivable and corresponding allowance for credit losses was $162,755 as of December 31, 1995. In July 1996, the Partnership received the final payment due from Aeroperu and the remaining balance of the security deposit posted by Aeroperu was applied to the last installment due from Aeroperu.


4.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for the
                                        Three Months Ended      Payable at
                                        September 30, 1996  September 30, 1996
                                        ------------------  ------------------
Out-of-Pocket Administrative and
   Operating Expense Reimbursement            $24,456            $24,093

Management fees payable to the general partner are subordinated each year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. Based on the subordination provisions, no management fee expense was recognized or paid during the quarter ended September 30, 1996.

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


Partnership Operations

The Partnership recorded net income of $50,333, or $0.39 per limited partnership unit, for the three months ended September 30, 1996, compared to net income of $18,182, or an allocated loss of $0.13 per unit, for the same period in 1995. The Partnership recorded net income of $241,400, or $2.49 per limited partnership unit, for the nine months ended September 30, 1996, compared to net income of $486,257, or $5.82 per unit, for the same period in 1995. Year to date operating results reflect lower rental revenues as compared to the same period in 1995.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1996 and 1995 were $433,863, or $6.25 per limited partnership unit and $520,635 or $7.50 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1996 and 1995 were $1,301,587, or $18.75 per limited partnership unit and $1,561,905 or $22.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements and the receipt of rental payments from British Airways and ATA.

                           Part II. Other Information
                           --------------------------

Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1996 and June 30, 1996, there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments during the period covered by this report with respect to any of the actions described in Item 10 in Part III of the Partnership's 1995 Form 10-K and Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Wilson et al. v. Polaris Holding Company et al. - On October 1, 1996, a complaint was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants time to answer or otherwise respond to the complaint is November 18, 1996.

B&L Industries, Inc. et al. v. Polaris Holding Company et al. - On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on January 16, 1997.

In re Prudential Securities Inc. Limited Partnerships Litigation - The trial, which was scheduled for November 11, 1996, has not proceeded and no new trial date has been set.

Item 5.    Other Information

James W. Linnan resigned as Director and President of Polaris Investment Management Corporation effective December 31, 1996. Mr. Linnan's replacement has not presently been named. Mr. Linnan will continue to serve in those capacities through the effective date of his resignation.



Item 6.    Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.    Financial Data Schedule

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

                                        POLARIS AIRCRAFT INCOME FUND VI,
                                        A California Limited Partnership
                                        (Registrant)
                                        By: Polaris Investment
                                            Management Corporation,
                                            General Partner




        November 12, 1996                  By:  /S/Marc A. Meiches
----------------------------------              ------------------
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