Form 10-K
period 1996-12-31
POLARIS AIRCRAFT INCOME FUND VI
filed 1997-03-31
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K
                           ---------------------------


            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                    For the transition period from ___ to ___

                          Commission File No. 33-31810

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   California                           94-3102632
         -------------------------------          ----------------------
         (State or other jurisdiction of          (IRS Employer I.D. No.)
          incorporation or organization)

        201 Mission Street,27th Floor,San Francisco, California    94105
        -------------------------------------------------------  ---------
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    Documents incorporated by reference: None

                       This document consists of 42 pages.

                                     PART I


Item 1.    Business

The principal objectives of Polaris Aircraft Income Fund VI, A California Limited Partnership (PAIF-VI or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management. PAIF-VI was organized as a California Limited Partnership on October 13, 1989 and will terminate no later than December 2020.

PAIF-VI has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner, its affiliates, and GPA.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to American Trans Air, Inc. (ATA) and British Airways Plc (British Airways) as of December 31, 1996:


                                      Number of    Lease
Lessee             Aircraft Type      Aircraft   Expiration  Renewal Options(1)
------             -------------      --------   ----------  -------------------

ATA         Boeing 727-200 Advanced        1      3/00 (2)    up to three one
                                                              year periods
British
Airways     Boeing 737-200 Advanced        1      3/98 (3)    None

(1) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

(2) This aircraft was formerly leased to USAir, Inc. (USAir) until December 1992. The lease rate is approximately 47% of the prior rate. The lease includes an eleven-month rent suspension period beginning on the delivery date in March 1993. Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $537,000 and may be required to finance an aircraft hushkit at a cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term. As part of the lease transaction, ATA transferred to the Partnership one unencumbered Boeing 727-100 aircraft in April 1993 which was subject to a conditional sale agreement as discussed in Note 4 to the financial statements (Item 8).

(3) This aircraft was originally leased to British Airways until April 1995. The Partnership has negotiated a lease extension with British Airways for three years until March 1998 at a fair market rental rate, which is approximately 40% of the prior rate.

Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration
(FAA) Stage 3 noise  restrictions as discussed in the Industry Update section of
Item 7. Older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. In 1996, several airline accidents have also impacted the market for older Stage 2 aircraft. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-100 - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727-100 is a short- to medium-range jet carrying approximately 125 passengers on trips of up to 1,500 miles. The operating characteristics of the aircraft, as well as the cost of aging aircraft and corrosion control Airworthiness Directives (ADs), have significantly reduced the possibility of re-leasing this type of aircraft.

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity as compared with the non-advanced model. Hushkits which bring the Boeing 727-200 Advanced into compliance with FAA Stage 3 noise restrictions, are now available at an average cost of approximately $2.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7.

Boeing 737-200 Advanced - In 1971, Boeing introduced the Boeing 737-200 Advanced model, a higher gross weight aircraft with increased fuel capacity as compared to its predecessor, the non-advanced model. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift up to the 2,000 nautical mile range. Hushkits which bring Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.5 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 737 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as discussed in the Industry Update section of Item 7.

Item 2.        Properties

At December 31, 1996, PAIF-VI owned one Boeing 737-200 Advanced aircraft leased to British Airways and one Boeing 727-200 Advanced aircraft leased to ATA. One Boeing 727-100 aircraft, transferred from ATA in 1993, is subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu) financed by the Partnership. The final payment was received in July 1996 and title to the aircraft is expected to be transferred to Aeroperu or its assignee in 1997. The Partnership's aircraft are Stage 2 aircraft and the leases are operating leases.

The following table describes the Partnership's aircraft portfolio in greater detail:

                                                Year of           Cycles
Aircraft Type                 Serial Number   Manufacture   As of 10/31/96 (1)
-------------                 -------------   -----------   ------------------
Boeing 727-200 Advanced          21996            1980             25,561
Boeing 737-200 Advanced          22026            1980             23,000

(1) Cycle information as of 12/31/96 was not available.


Item 3.        Legal Proceedings

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, an action entitled Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. The complaint names Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III,
Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a summons and original petition on or about May 2, 1994. Plaintiffs' original petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris
Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date. On January 9, 1997, the trial court issued a scheduling order setting a July 21, 1997 trial date.

Riskind,  et al. v.  Prudential  Securities,  Inc., et al. - An action  entitled
Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. The Partnership and Polaris Investment Management

Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs, who did not accept the settlement with the non-Prudential defendants, that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed.

Howland, et al. v. Polaris Holding Company, et al. - On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in Polaris Aircraft Income Funds I-VI. The complaint  names  each of Polaris  Investment  Management  Corporation,  Polaris
Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an accounting of all monies invested by plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs. On August 3, 1994, the action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, discussed in Part III, Item 10 below.

Mary C. Scott v. Prudential Securities Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel transferred this action to the Multi-District Litigation on or about February 7, 1996.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions.



Item 4.        Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

a) Polaris Aircraft Income Fund VI's (PAIF-VI or the Partnership) units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depositary VI on behalf of the Partnership's investors (Unit Holders). There is no formal market for PAIF-VI's Units and it is unlikely that any market will develop.


b)       Number of Security Holders:

                                                      Number of Record Holders
                    Title of Class                     as of December 31, 1996
         -----------------------------------         ---------------------------

         Depository Units Representing Assignments
         of Limited Partnership Interest:                      2,207

         General Partnership Interest:                             1


c)       Dividends:

         Distributions of cash from operations commenced on a quarterly basis beginning January 1991. Cash distributions to Unit Holders during 1996 and 1995 totaled $1,735,449 and $1,995,768, respectively. Cash distributions per limited partnership unit were $25.00 and $28.75 in 1996 and 1995, respectively.

Item 6.           Selected Financial Data

                                                       For the years ended December 31,
                                                       --------------------------------

                                        1996           1995         1994          1993           1992
                                        ----           ----         ----          ----           ----
Revenues                           $ 2,092,094   $  2,518,490   $ 3,449,608   $  3,151,370   $ 4,382,370

Net Income (Loss)                   (8,004,748)    (1,527,077)     (585,002)       (13,184)    2,613,379

Net Income (Loss)
  Allocated to Limited
  Partners                          (8,096,088)    (1,632,117)     (694,609)      (129,661)    2,189,158

Net Income (Loss) per
  Limited Partnership Unit             (116.63)        (23.51)       (10.01)         (1.87)        31.54

Cash Distributions per
  Limited Partnership
  Unit                                   25.00          28.75         30.00          31.88         55.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                      25.00          28.75         30.00          31.88         20.00

Total Assets                         9,951,825     19,813,927    23,431,897     26,193,322    28,545,007

Partners' Capital                    9,827,231     19,658,768    23,286,653     26,063,802    28,406,508


* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1996, Polaris Aircraft Income Fund VI (the Partnership) owned one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA). In addition, the Partnership sold one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu) financed by the Partnership. The final payment was received in July 1996 and title to the aircraft is expected to be transferred to Aeroperu or its assignee in 1997.


Remarketing Update

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $6,112,000 all of which would be allocable to the Aircraft. The Purchaser proposes to pay $688,578 of the Purchase Price in cash at the closing and the balance of $5,423,422 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above.

Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $534,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $14,300 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


Partnership Operations

The Partnership recorded net losses of $8,004,748, $1,527,077, and $585,002, or $116.63, $23.51 and $10.01 per limited partnership unit for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 operating results reflect lower rental revenues and substantially higher depreciation expenses as compared to 1995. The 1995 operating results reflect substantially lower rental revenues as compared to 1994.

Operating results in 1996, 1995 and 1994 were significantly impacted by increases in depreciation expense for certain of the Partnership's aircraft. As discussed in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense.

The Partnership recognized impairments on aircraft to be held and used by the Partnership of approximately $8,254,000, $2,031,000 and $2,160,000 in 1996, 1995
and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 8, the Partnership accepted an offer to purchase both of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its aircraft as of December 31, 1995 and 1994. For any downward adjustment to the estimated residual values, depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996, 1995 and 1994 and the downward adjustments to the estimated residual values recorded in 1995 and 1994 as discussed later in the Industry Update section.

Operating results in 1996 and 1995 were negatively impacted by the reduction in the rental rate earned on the lease extension with British Airways as previously discussed. The lease extension is effective from April 1995 until March 1998 at the current fair market rental rate, which is approximately 40% of the prior rate.


Liquidity and Cash Distributions

Liquidity - The Partnership continues to receive all lease payments on a current basis. The Partnership's cash reserves have been negatively impacted by the reduction in rental payments received from British Air following the three year lease extension in April 1995 as discussed above.

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

Cash Distributions - Cash distributions to limited partners during 1996, 1995 and 1994 were $1,735,449, $1,995,768 and $2,082,540, respectively. Cash distributions per limited partnership unit were $25.00, $28.75 and $30.00 during 1996, 1995 and 1994, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, and the receipt of rental payments from British Airways and ATA.


Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The general partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $900,000 per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 31, 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727, respectively. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

In 1996, the manufacturer proposed certain Boeing 737 rudder system product improvements of which some will be mandated by the FAA. Airworthiness Directives issued in the last quarter of 1996 and the first quarter of 1997 on this subject have not been of significant maintenance cost impact. The cost of compliance with future FAA maintenance requirements not yet issued is not determinable at this time.

The Partnership's existing lease to ATA requires the lessee to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. The Partnership's lease to British Airways, which operates in Great Britain, requires the lessee to maintain the Partnership's aircraft in accordance with Civil Aviation Authority (CAA) requirements during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA or CAA, whichever is applicable, during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The key features of the rule include:

         - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996 and 1998. All

              Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

         - All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective interim compliance dates noted above).

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's aircraft are Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective due to the age of the aircraft and the time required to fully amortize the additional investment. The Partnership may be required to finance a hushkit for the aircraft leased to ATA, as previously discussed. The general partner will evaluate, as appropriate, the potential benefits of installing hushkits on the Partnership's other aircraft. It is unlikely, however, that the Partnership would incur such costs unless they can be substantially recovered through a lease. Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.


Demand for Aircraft - Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $8,254,000, $2,031,000 and $2,160,000, or $118.90, $28.96 and $30.80 per limited Partnership unit, of this deficiency as increased depreciation expense in 1996, 1995 and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 8, the Partnership accepted an offer to purchase both of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to executing definitive documentation and various other contingencies. The deficiencies in 1995 and 1994 were generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and therefore reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1996, 1995 and 1994 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995 and 1994 (which has the effect of increasing future depreciation expense). The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $143,000 in 1995 and 1996. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $231,000 in 1996.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

The Partnership periodically reviews its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method previously applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership's leases expire in March 1998 and March 2000. To the extent that the Partnership's aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for Unit Holders.

Item 8.           Financial Statements and Supplementary Data












                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund VI,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund VI, A California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund VI, A California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California
    March 3, 1997

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                                     1996           1995
                                                 -----------    -----------
ASSETS:

CASH AND CASH EQUIVALENTS                        $ 3,566,009    $ 3,297,782

RENT RECEIVABLE                                      345,597        467,025

AIRCRAFT, net of accumulated depreciation
of $23,398,981 in 1996 and $13,390,080 in 1995     6,040,219     16,049,120
                                                 -----------    -----------

                                                 $ 9,951,825    $19,813,927
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                            $    25,425    $    26,362

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                       24,169         34,797

SECURITY DEPOSITS                                     75,000         94,000
                                                 -----------    -----------

           Total Liabilities                         124,594        155,159
                                                 -----------    -----------

PARTNERS' CAPITAL:
    General Partner                                    5,656          5,656
    Limited Partners, 69,418 units
        issued and outstanding                     9,821,575     19,653,112
                                                 -----------    -----------

           Total Partners' Capital                 9,827,231     19,658,768
                                                 -----------    -----------

                                                 $ 9,951,825    $19,813,927
                                                 ===========    ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996          1995          1994
                                    ------------  ------------  ------------

REVENUES:
    Rent from operating leases      $  1,738,572  $  2,117,575  $  3,180,972
    Interest and other                   190,767       205,387       122,615
    Gain on sale of aircraft             162,755       195,528       146,021
                                    ------------  ------------  ------------

        Total Revenues                 2,092,094     2,518,490     3,449,608
                                    ------------  ------------  ------------

EXPENSES:
    Depreciation and amortization     10,008,901     3,927,648     3,885,603
    Operating                                409         1,930        56,586
    Administration and other              87,532       115,989        92,421
                                    ------------  ------------  ------------

        Total Expenses                10,096,842     4,045,567     4,034,610
                                    ------------  ------------  ------------

NET LOSS                            $ (8,004,748) $ (1,527,077) $   (585,002)
                                    ============  ============  ============

NET INCOME ALLOCATED
    TO THE GENERAL PARTNER          $     91,340  $    105,040  $    109,607
                                    ============  ============  ============

NET LOSS ALLOCATED
    TO LIMITED PARTNERS             $ (8,096,088) $ (1,632,117) $   (694,609)
                                    ============  ============  ============

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                $    (116.63) $     (23.51) $     (10.01)
                                    ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       General       Limited
                                       Partner       Partner         Total
                                       -------       -------         -----


Balance, December 31, 1993          $      5,656  $ 26,058,146  $ 26,063,802

    Net income (loss)                    109,607      (694,609)     (585,002)

    Cash distributions to partners      (109,607)   (2,082,540)   (2,192,147)
                                    ------------  ------------  ------------

Balance, December 31, 1994                 5,656    23,280,997    23,286,653

    Net income (loss)                    105,040    (1,632,117)   (1,527,077)

    Cash distributions to partners      (105,040)   (1,995,768)   (2,100,808)
                                    ------------  ------------  ------------

Balance, December 31, 1995                 5,656    19,653,112    19,658,768

    Net income (loss)                     91,340    (8,096,088)   (8,004,748)

    Cash distributions to partners       (91,340)   (1,735,449)   (1,826,789)
                                    ------------  ------------  ------------

Balance, December 31, 1996          $      5,656  $  9,821,575  $  9,827,231
                                    ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                         1996          1995          1994
                                    ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net loss                          $ (8,004,748) $ (1,527,077) $   (585,002)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
    Depreciation and amortization     10,008,901     3,927,648     3,885,603
    Gain on sale of aircraft            (162,755)     (195,528)     (146,021)
    Changes in operating assets
     and liabilities:
       Decrease in rent and
         interest receivable             121,428       292,558        49,556
       Increase (decrease) in
         payable to affiliates              (937)      (10,668)       15,510
       Increase (decrease) in
         accounts payable and
         accrued liabilities             (10,628)       20,583           214
       Decrease in security deposits     (19,000)         --            --
                                    ------------  ------------  ------------
           Net cash provided by
               operating activities    1,932,261     2,507,516     3,219,860
                                    ------------  ------------  ------------

INVESTING ACTIVITIES:
  Principal payments on finance
   sale of aircraft                      162,755       195,528       146,021
                                    ------------  ------------  ------------

       Net cash provided by
        investing activities             162,755       195,528       146,021
                                    ------------  ------------  ------------

FINANCING ACTIVITIES:
  Cash distributions to partners      (1,826,789)   (2,100,808)   (2,192,147)
                                    ------------  ------------  ------------

       Net cash used in
        financing activities          (1,826,789)   (2,100,808)   (2,192,147)
                                    ------------  ------------  ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                            268,227       602,236     1,173,734

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  3,297,782     2,695,546     1,521,812
                                    ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                     $  3,566,009  $  3,297,782  $  2,695,546
                                    ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund VI, A California Limited Partnership (PAIF-VI or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and cash equivalents is stated at cost, which approximates fair value.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss), and the number of units outstanding for the years ended December 31, 1996, 1995, and 1994.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Note Receivable - The Partnership had recorded an allowance for credit losses for an impaired note as a result of issues regarding its collection (Note 4). The impaired note was paid in full during 1996. The Partnership recognizes revenue on impaired notes only as payments are received.

                                                    1996          1995
                                                    ----          ----
      Allowance for credit losses,
         beginning of year                       $ (162,755)   $ (358,283)
      Collections                                   162,755       195,528
                                                 ----------    ----------
      Allowance for credit losses,
         end of year                             $      -      $ (162,755)
                                                 ==========    ==========


2.    Organization and the Partnership

The Partnership was formed on October 13, 1989 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the general partner and the depositary contributed $500. The Partnership intended to sell between 36,000 and 500,000 depositary units, representing assignments of limited partnership interest (Units), at a price of $500 per Unit. Sales of Units commenced August 14, 1990. As of December 31, 1990, the general partner determined that it was in the best interest of the existing investors to early terminate the offering of the Partnership's Units. The offering terminated on January 22, 1991, at which time the Partnership had sold 69,418 Units of $500, representing $34,709,000. All unit holders were admitted to the Partnership on or before January 16, 1991.

Securities regulations specify a minimum percentage of gross proceeds which must be invested in aircraft and reserves. The Partnership had raised slightly more than it was able to invest in order to meet the specified percentage. Therefore, in accordance with the Limited Partnership Agreement (Partnership Agreement), the uninvested net proceeds were returned to unit holders on a pro-rata basis in February 1991. The distribution amount of $610,878, or $8.80 per $500 limited partnership unit, was a distribution of capital, as opposed to a distribution of cash from operations.

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. Polaris Depositary Company VI (PDC) serves as the depositary. PIMC and PDC are wholly-owned subsidiaries of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 5.


3.    Aircraft Under Operating Leases

At December 31, 1996, the Partnership owned two used commercial jet aircraft, which were acquired and leased or sold as discussed below. Two of these aircraft were acquired from an affiliate and were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term including Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term. In addition, see Note 4 for discussion of sale and transfer of title to Aeroperu.

The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Conversely, the British Airways Plc (British Airways) lease also provides that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The liability to this lessee, if any, cannot be currently estimated and therefore is not reflected in the financial statements. The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                               Year of
Aircraft Type                         Serial Number          Manufacture
-------------                         -------------          -----------
Boeing 727-200 Advanced                   21996                  1980
Boeing 737-200 Advanced                   22026                  1980


One Boeing 727-200 Advanced - This aircraft was acquired in December 1990 for $13,100,000 and leased to USAir, Inc. (USAir) until December 1992. In December 1992, the Partnership negotiated a seven-year lease with ATA for the Boeing 727-200 Advanced aircraft formerly on lease to USAir at the then-current fair market lease rate, which was approximately 47% of the prior rate. The lease began in March 1993 and is renewable for up to three one-year periods. However, ATA was not required to begin making cash rental payments until February 1994, although rental income will be amortized over the entire lease term for book purposes.

Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $537,000 and may be required to finance an aircraft hushkit at an estimated cost of approximately $2.6 million, which would be partially recovered with interest through payments from ATA over an extended lease term. As part of the lease transaction, ATA transferred to the Partnership one unencumbered Boeing 727-100 aircraft as discussed in Note 4.

One Boeing 737-200 Advanced - This aircraft was acquired for $15,800,000 in October 1990 and leased to British Airways until April 1995, at which time the lease was extended for three years until March 1998 at the then-current fair market rental rate, which is approximately 40% of the prior rate.

The following is a schedule by year of future minimum rental revenue under the existing leases:

                    Year                             Amount
                    ----                             ------
                    1997                         $ 1,738,572
                    1998                             949,239
                    1999                             778,572
                    2000                             168,691
                    2001 and thereafter                  -
                                                 -----------
                    Total                        $ 3,635,074
                                                 ===========

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected undiscounted net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized.

Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership of approximately $8,254,000, $2,031,000 and $2,160,000, or $118.90, $28.96 and $30.80 per limited Partnership unit as increased depreciation expense in 1996, 1995 and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 8, the Partnership accepted an offer to purchase both of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to executing definitive documentation and various other contingencies. The impairment losses in 1995 and 1994 were generally the result of declining estimates in the residual values of the aircraft.

4.       Sale to Aeroperu

In August 1993, the Partnership negotiated a sale to Aeroperu for the Boeing 727-100 aircraft that was transferred to the Partnership by ATA (Note 3). The Partnership agreed to accept payment of the sales price of approximately $578,000 in 36 monthly installments of $19,000, with interest at a rate of 12% per annum. The Partnership recorded a note receivable and an allowance for credit losses equal to the discounted sale price. Gain on sale of aircraft was recognized as payments were received. During 1996, 1995 and 1994, the Partnership received principal and interest payments due from Aeroperu totaling $171,000, $228,000 and $190,000, respectively, of which $162,755, $195,528 and
$146,021 were recorded as gain on sale in the year ended December 31, 1996, 1995 and 1994 statements of operations, respectively. The note receivable and corresponding allowance for credit losses were reduced by the principal portion of payments received. The balances of the note receivable and corresponding allowance for credit losses was $162,755 as of December 31, 1995. In July 1996, the Partnership received the final payment due from Aeroperu and the remaining balance of the security deposit posted by Aeroperu was applied to the last installment due from Aeroperu. Title to the aircraft is expected to be transferred to Aeroperu or its assignee in 1997.


5.       Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:


         a. A subordinated aircraft management fee to PIMC equal to 1.5% of gross rental revenues of the Partnership, payable upon receipt of the rent, subordinated each calendar year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or incur any management fee expense in 1996, 1995 or 1994 as the above subordination threshold was not met during these years.

         b. Out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. The Partnership paid $99,505, $106,976 and $133,268 to PIMC for such expenses in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, amounts payable to PIMC were $25,425 and $26,362, respectively.

         c. A 10% interest to PIMC in all cash distributions and sales proceeds, 50% of which is subject to attainment of certain subordination thresholds. PIMC is allocated gross income in an amount equal to the gross allocation amount, as defined in the Partnership Agreement, in proportion to and to the extent of cash distributions made to the partners. Net income will be allocated 1% to the General Partner and 99% to unit holders, as such terms are defined in the Partnership Agreement. Gains from the sale or other disposition of aircraft are allocated to PIMC according to the method specified in the Partnership Agreement.

         d. A subordinated sales commission to PIMC of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions will be paid only after unit holders have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 10% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.

6.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1996 and 1995 are as follows:


                           Reported Amounts     Tax Basis     Net Difference
                           ----------------     ---------     --------------

1996:  Assets                $ 9,951,825       $18,323,625     $(8,371,800)
       Liabilities               124,594           124,594             -


1995:  Assets                $19,813,927       $20,685,130     $  (871,203)
       Liabilities               155,159           136,159          19,000



7.       Reconciliation of Book Net Loss to Taxable Net Income (Loss)

The following is a reconciliation between net loss per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                             For the years ended December 31,
                                             --------------------------------

                                                 1996       1995       1994
                                                 ----       ----       ----

Book net loss per limited partnership unit     $(116.63)  $ (23.51)  $ (10.01)
Adjustments for tax purposes represent
   differences between book and tax
   revenue and expenses:
     Rental revenue                                1.75       1.75       0.31
     Depreciation                                108.42      20.77      20.15
     Gain or loss on sale of aircraft             (2.35)     (2.82)     (2.10)
     Capitalized costs                              -          -          -
     Other revenue and expense items              (0.04)     (0.06)      0.10
                                               --------   --------   --------

Taxable net income (loss) per limited
  partnership unit                             $  (8.85)  $  (3.87)  $   8.45
                                               ========   ========   ========

The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned. For tax purposes, certain temporary differences exist in the recognition of revenue. For tax purposes, the related management fee expense is accrued in the same year as the tax basis rental revenue.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and accordingly recognized adjustments which increased book depreciation expense. As a result, the net current year book depreciation expense is greater than the tax depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


8.       Subsequent Event

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $6,112,000 all of which would be allocable to the Aircraft. The Purchaser proposes to pay $688,578 of the Purchase Price in cash at the closing and the balance of $5,423,422 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $534,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with

Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $14,300 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction , less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund VI, A California Limited Partnership (PAIF-VI or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

                Name                       PIMC Title
         ---------------------    -----------------------------

         Eric M. Dull             President; Director
         Marc A. Meiches          Vice President; Chief Financial Officer
         Richard J. Adams         Vice President; Director
         Norman C. T. Liu         Vice President; Director
         Edward Sun               Vice President
         Richard L. Blume         Vice President;  Secretary
         Robert W. Dillon         Vice President; Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 36, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Portfolio Management of GECAS, having previously held the position of Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 44, assumed the position of Vice President and Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 63, assumed the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Mr. Adams presently holds the position of Senior Vice President - Aircraft Marketing, North America, of GECAS. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 39, assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995.

Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 47, assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Blume, 55, assumed the position of Secretary of PIMC effective May 1, 1995 and Vice President of PIMC effective October 9, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Dillon, 55, assumed the position of Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.


Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (I) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Partnership, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund V who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi- District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800-327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388


On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The trial, which was scheduled for November 11, 1996, has not proceeded, and no new trial date has been set.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case, which was being coordinated with In re Prudential, has been settled and the action dismissed pursuant to a court order dated December 18, 1996.

On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities
Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund V. Plaintiffs seek, among other things, rescission of their investments in the Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, discussed above. The Partnership is not named as a defendant in this action.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which renamed this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund V. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. While the motion to dismiss was pending, plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. Defendants thereafter filed a motion to dismiss the second amended complaint, and defendants' motion was denied by Court Order dated December 26, 1995. On February 12, 1996, defendants answered. This case was reassigned (from Hurley,
J. To Lenard, J.) on February 18, 1996, and on March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. On August 16,

1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on July 17, 1997. The Partnership is not named as a defendant in this action.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.
The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion. The Partnership is not named as a defendant in this action. Defendants filed an answer in the action on August 30, 1996.

On October 1, 1996, a complaint entitled Wilson et al. v. Polaris Holding Company et al. was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants have filed an answer.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about October 15, 1996, a complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recision with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about October 16, 1996, a complaint entitled Mary Grant Tarrer, et al. v.Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about November 6, 1996, a complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 13, 1996, a complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 26, 1996, a complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about January 16, 1997, a complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about February 14, 1997, a complaint entitled George Zicos, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1996 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11.          Executive Compensation

PAIF-VI has no directors or officers. PAIF-VI is managed by PIMC, the General Partner. No management or advisory fees were paid to PIMC in 1996. As described in Note 5 to the financial statements (Item 8), PIMC received a 5% interest in all cash distributions of the Partnership during 1996.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-VI to own beneficially more than five percent of any class of voting securities of PAIF-VI.

     b) The General Partner of PAIF-VI owns the equity securities of PAIF-VI as set forth in the following table:

          Title          Name of          Amount and Nature of         Percent
         of Class    Beneficial Owner     Beneficial Ownership         of Class
         --------    ----------------     --------------------         --------

         General     Polaris Investment   Represents a 10.0% interest     100%
         Partner     Management           of all cash distributions,
         Interest    Corporation          gross income in an amount
                                          equal to 9.09% of distributed
                                          cash available from operations,
                                          and a 1% interest in net
                                          income or loss

     c) There are no arrangements known to PAIF-VI, including any pledge by any person of securities of PAIF-VI, the operation of which may at a subsequent date result in a change in control of PAIF-VI.


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------

               Report of Independent Public Accountants                   17
               Balance Sheets                                             18
               Statements of Operations                                   19
               Statements of Changes in Partners' Capital (Deficit)       20
               Statements of Cash Flows                                   21
               Notes to Financial Statements                              22


2.       Reports on Form 8-K.

         None.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27.   Financial Data Schedule.


4.       Financial Statement Schedules.

         All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      POLARIS AIRCRAFT INCOME FUND VI,
                                      A California Limited Partnership
                                      (REGISTRANT)
                                      By:    Polaris Investment
                                             Management Corporation
                                             General Partner





March 28, 1997                     By:  /S/ Eric M. Dull, President
-------------------                     ---------------------------
       Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                           Date

/S/Eric M. Dull     President and Director of Polaris Investment  March 28, 1997
---------------     Management Corporation, General Partner       --------------
(Eric M. Dull)      of the Registrant

/S/Marc A. Meiches  Chief Financial Officer of Polaris Investment March 28, 1997
------------------  Management Corporation, General Partner       --------------
(Marc A. Meiches)   of the Registrant

/S/Richard J. Adams
------------------- Chief Financial Officer of Polaris Investment March 28, 1997
(Richard J. Adams)  Management Corporation, General Partner       --------------
                    of the Registrant