Form 10-Q
period 1997-03-31
POLARIS AIRCRAFT INCOME FUND VI
filed 1997-05-09
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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





                       This document consists of 15 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1997




                                      INDEX



Part I.    Financial Information                                         Page

        Item 1.   Financial Statements

           a)  Balance Sheets - March 31, 1997 and
               December 31, 1996...........................................3

           b)  Statements of Income - Three Months Ended
               March 31, 1997 and 1996.....................................4

           c)  Statements of Changes in Partners' Capital -
               Year Ended December 31, 1996 and
               Three Months Ended March 31, 1997...........................5

           d)  Statements of Cash Flows - Three Months
               Ended March 31, 1997 and 1996...............................6

           e)  Notes to Financial Statements...............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........10



Part II.   Other Information

        Item 1.   Legal Proceedings.......................................13

        Item 6.   Exhibits and Reports on Form 8-K........................14

        Signature ........................................................15

                          Part 1. Financial Information

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,    December 31,
                                                     1997           1996
                                                     ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                         $3,583,105     $3,566,009

RENT RECEIVABLE                                      315,240        345,597

AIRCRAFT, net of accumulated depreciation of
  $23,656,624 in 1997 and $23,398,981 in 1996      5,782,576      6,040,219

OTHER ASSETS                                           9,589           --
                                                  ----------     ----------

                                                  $9,690,510     $9,951,825
                                                  ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                             $   35,123     $   25,425

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                          6,350         24,169

SECURITY DEPOSITS                                     75,000         75,000
                                                  ----------     ----------

        Total Liabilities                            116,473        124,594
                                                  ----------     ----------

PARTNERS' CAPITAL:
  General Partner                                      5,656          5,656
  Limited Partners, 69,418 units
     issued and outstanding                        9,568,381      9,821,575
                                                  ----------     ----------

        Total Partners' Capital                    9,574,037      9,827,231
                                                  ----------     ----------

                                                  $9,690,510     $9,951,825
                                                  ==========     ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                        Three Months Ended March 31,
                                        ----------------------------

                                           1997              1996
                                           ----              ----
REVENUES:
  Rent from operating leases             $434,643          $434,643
  Interest                                 44,121            46,603
  Gain on sale of aircraft                   --              52,640
                                         --------          --------

         Total Revenues                   478,764           533,886
                                         --------          --------

EXPENSES:
  Depreciation and amortization           257,643           438,707
  Administration and other                 17,618            12,969
                                         --------          --------

         Total Expenses                   275,261           451,676
                                         --------          --------

NET INCOME                               $203,503          $ 82,210
                                         ========          ========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER                    $ 22,835          $ 22,835
                                         ========          ========

NET INCOME ALLOCATED TO
  LIMITED PARTNERS                       $180,668          $ 59,375
                                         ========          ========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                       $   2.60          $   0.86
                                         ========          ========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                        Year Ended December 31, 1996 and
                                        Three Months Ended March 31, 1997
                                        ---------------------------------

                                      General        Limited
                                      Partner        Partners         Total
                                      -------        --------         -----



Balance, December 31, 1995         $      5,656    $ 19,653,112    $ 19,658,768

  Net income (loss)                      91,340      (8,096,088)     (8,004,748)

  Cash distributions to partners        (91,340)     (1,735,449)     (1,826,789)
                                   ------------    ------------    ------------

Balance, December 31, 1996                5,656       9,821,575       9,827,231

  Net income                             22,835         180,668         203,503

  Cash distributions to partners        (22,835)       (433,862)       (456,697)
                                   ------------    ------------    ------------

Balance, March 31, 1997            $      5,656    $  9,568,381    $  9,574,037
                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1997          1996
                                                         ----          ----
OPERATING ACTIVITIES:
  Net income                                          $   203,503   $    82,210
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                        257,643       438,707
     Gain on sale of aircraft                                --         (52,640)
     Changes in operating assets and liabilities:
        Decrease in rent receivable                        30,357        30,357
        Increase (decrease) in payable to affiliates        9,698          (350)
        Increase in other assets                           (9,589)         --
        Decrease in accounts payable
           and accrued liabilities                        (17,819)      (22,022)
                                                      -----------   -----------

           Net cash provided by operating activities      473,793       476,262
                                                      -----------   -----------

INVESTING ACTIVITIES:
  Principal payments on finance sale of aircraft             --          52,640
                                                      -----------   -----------

           Net cash provided by investing activities         --          52,640
                                                      -----------   -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                         (456,697)     (456,697)
                                                      -----------   -----------

           Net cash used in financing activities         (456,697)     (456,697)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                              17,096        72,205

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   3,566,009     3,297,782
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $ 3,583,105   $ 3,369,987
                                                      ===========   ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.      Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund VI's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1996, 1995 and 1994, included in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K).


2.      Proposed Sale of Aircraft

During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

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

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $534,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $14,300 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

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

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3 of the Partnership's financial statements for the year ended December 31, 1996 included in the 1996 Form 10-K, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value.

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


4.      Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                           Three Months Ended       Payable at
                                             March 31, 1997       March 31, 1997
                                             --------------       --------------
Out-of-Pocket Administrative and
   Operating Expense Reimbursement               $35,327              $35,123


Management fees payable to the general partner are subordinated each year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. Based on the subordination provisions, no management fee expense was recognized or paid during the quarters ended March 31, 1997 and 1996.


5.      Subsequent Event

Competing Offer to Purchase Aircraft - In April 1997, the General Partner received a competing offer (the Competing Offer) from a third party to purchase the Partnership's two aircraft, subject to a number of contingencies.

In the event the Partnership determines the Competing Offer is more favorable and elects to accept the Competing Offer, the Purchaser, managed by Triton Aviation Services Limited, has the right to (i) match the Competing Offer, (ii) decline to match the Competing Offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed purchase price of $6,112,000 or approximately $92,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1997, Polaris Aircraft Income Fund VI (the Partnership) owned one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc.
(ATA). In addition, the Partnership sold one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction in April 1993, subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu) financed by the Partnership. The final payment was received in July 1996 and title to the aircraft is expected to be transferred to Aeroperu or its assignee in 1997.


Remarketing Update

Proposed Sale of Aircraft - During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

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

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $534,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $14,300 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of any such dividends.

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

Competing Offer to Purchase Aircraft - In April 1997, the General Partner received a competing offer (the Competing Offer) from a third party to purchase the Partnership's two aircraft, subject to a number of contingencies.

In the event the Partnership determines the Competing Offer is more favorable and elects to accept the Competing Offer, the Purchaser, managed by Triton Aviation Services Limited, has the right to (i) match the Competing Offer, (ii) decline to match the Competing Offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed purchase price of $6,112,000 or approximately $92,000.


Partnership Operations

The Partnership recorded net income of $203,503, or $2.60 per limited partnership unit, for the three months ended March 31, 1997, compared to net income of $82,210, or $0.86 per unit, for the same period in 1996. Current year operating results reflect substantially lower depreciation expense as compared to the same period in 1996.

The Partnership did not record any gains on the sale of aircraft during the first quarter of 1997, as compared to a gain on the sale of aircraft of $52,640 recorded during the first quarter of 1996. This gain in 1996 was attributable to the finance sale of a Boeing 727-100 to AeroPeru for which gains on the sale were recognized as payments were received. The final payment was received from AeroPeru in July 1996.

The decreased depreciation expense during the first quarter of 1997 is the result of impairments on aircraft which were recorded during the fourth quarter of 1996. The recognition of impairments on the Partnership's aircraft reduces the aircraft's net carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected economic life of the aircraft.

Administration and other expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.


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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1997 and 1996 were $433,862, or $6.25 per limited partnership unit for each period. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the receipt of rental payments from British Airways and ATA, and consummation of the Sale Transaction and timely performance by Purchaser of its obligations to the Partnership under the Promissory Note.

                           Part II. Other Information


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report except:

Equity Resources, Inc, et al v. Polaris Investment Management Corporation, et al
- On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al v. Polaris Investment Management Corporation, et al was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and the Partnership, as defendants. The complaint alleges that Polaris Investment Management Corporation, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirement, and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnership in connection with the Sale Transaction described in
Note 2 and in failing to disclose material facts relating to such transaction. Plaintiffs filed a motion seeking to enjoin the Sale Transaction, which motion was denied by the court on May 6, 1997.

Other Proceedings - Item 10 in Part III of the Partnership's 1996 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report except:

In Re Prudential Securities Inc. Limited Partnership Litigation - On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to pay $22.5 million to a class of unitholders previously certified by the Court. On April 29, 1997, Judge Pollack signed an order preliminarily approving the settlement. Under the terms of the order, (i) lead class counsel is required to mail a notice to all class members on or before May 13, 1997 describing the terms of the settlement; (ii) requests for exclusion from the class must be mailed to the Claims Administrator no later than June 27, 1997; and (iii) a hearing on the fairness of the settlement and other matters is scheduled to be held before Judge Pollack on August 1, 1997.

Item 6.    Exhibits and Reports on Form 8-K


a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27. Financial Data Schedule.

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




         May 8, 1997                       By:  /S/Marc A. Meiches
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