Form 10-Q
period 1997-06-30
POLARIS AIRCRAFT INCOME FUND VI
filed 1997-08-13
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  -------------


                                    FORM 10-Q

                                  -------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___

                                  ------------

                          Commission File No. 33-31810

                                  -------------



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







                       This document consists of 14 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1997




                                      INDEX



Part I.       Financial Information                                        Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1997 and
                  December 31, 1996.........................................3

              b)  Statements of Income - Three and Six Months
                  Ended June 30, 1997 and 1996..............................4

              c)  Statements of Changes in Partners' Capital -
                  Year Ended December 31, 1996 and
                  Six Months Ended June 30, 1997............................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1997 and 1996..............................6

              e)  Notes to Financial Statements.............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........9



Part II.      Other Information

         Item 1.      Legal Proceedings....................................12

         Item 6.      Exhibits and Reports on Form 8-K.....................13

         Signature    .....................................................14

                          Part 1. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,         December 31,
                                                     1997              1996
                                                     ----              ----

ASSETS:

CASH AND CASH EQUIVALENTS                        $ 6,474,178        $ 3,566,009

RENT RECEIVABLE                                         --              345,597

ESCROW FUNDS RECEIVABLE                            3,995,959               --

AIRCRAFT, net of accumulated depreciation
   of $23,398,981 in 1996                               --            6,040,219

OTHER ASSETS                                           4,185               --
                                                 -----------        -----------

                                                 $10,474,322        $ 9,951,825
                                                 ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                            $    22,436        $    25,425

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                       290,767             24,169

SECURITY DEPOSITS                                       --               75,000
                                                 -----------        -----------

          Total Liabilities                          313,203            124,594
                                                 -----------        -----------

PARTNERS' CAPITAL:
   General Partner                                     5,656              5,656
   Limited Partners, 69,418 units
      issued and outstanding                      10,155,463          9,821,575
                                                 -----------        -----------

          Total Partners' Capital                 10,161,119          9,827,231
                                                 -----------        -----------

                                                 $10,474,322        $ 9,951,825
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                         --------              --------

                                      1997      1996       1997         1996
                                      ----      ----       ----         ----
REVENUES:
   Rent from operating leases     $  369,762  $434,643  $  804,405  $  869,286
   Interest                           58,456    45,760     102,577      92,363
   Gain on sale of aircraft          642,181    91,303     642,181     143,943
                                  ----------  --------  ----------  ----------

           Total Revenues          1,070,399   571,706   1,549,163   1,105,592
                                  ----------  --------  ----------  ----------

EXPENSES:
   Depreciation and amortization        --     438,707     257,643     877,414
   Administration and other           26,619    24,142      44,237      37,111
                                  ----------  --------  ----------  ----------

           Total Expenses             26,619   462,849     301,880     914,525
                                  ----------  --------  ----------  ----------

NET INCOME                        $1,043,780  $108,857  $1,247,283  $  191,067
                                  ==========  ========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER            $   22,835  $ 22,835  $   45,670  $   45,670
                                  ==========  ========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS            $1,020,945  $ 86,022  $1,201,613  $  145,397
                                  ==========  ========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT               $    14.71  $   1.24  $    17.31  $     2.10
                                  ==========  ========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                          Year Ended December 31, 1996 and
                                           Six Months Ended June 30, 1997
                                           ------------------------------

                                      General       Limited
                                      Partner       Partners           Total
                                      -------       --------           -----


Balance, December 31, 1995           $  5,656     $ 19,653,112     $ 19,658,768

   Net income (loss)                   91,340       (8,096,088)      (8,004,748)

   Cash distributions to partners     (91,340)      (1,735,449)      (1,826,789)
                                     --------     ------------     ------------

Balance, December 31, 1996              5,656        9,821,575        9,827,231

   Net income                          45,670        1,201,613        1,247,283

   Cash distributions to partners     (45,670)        (867,725)        (913,395)
                                     --------     ------------     ------------

Balance, June 30, 1997               $  5,656     $ 10,155,463     $ 10,161,119
                                     ========     ============     ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Six Months Ended June 30,
                                                          -------------------------

                                                             1997           1996
                                                             ----           ----
OPERATING ACTIVITIES:
   Net income                                            $ 1,247,283   $   191,067
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                          257,643       877,414
      Gain on sale of aircraft                              (642,181)     (143,943)
      Changes in operating assets and liabilities,
         net of effect of sale of aircraft:
         Decrease (increase) in rent receivable              (12,143)       60,714
         Increase in other assets                             (4,185)         --
         Increase (decrease) in payable to affiliates         (2,989)        4,006
         Increase (decrease) in accounts payable
              and accrued liabilities                        222,898       (22,868)
         Decrease in security deposits                       (75,000)         --
                                                         -----------   -----------

              Net cash provided by operating activities      991,326       966,390
                                                         -----------   -----------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                          3,200,000          --
   Payments to Purchaser related to sale of aircraft        (369,762)         --
   Principal payments on finance sale of aircraft               --         143,943
                                                         -----------   -----------

              Net cash provided by investing activities    2,830,238       143,943
                                                         -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                           (913,395)     (913,395)
                                                         -----------   -----------

              Net cash used in financing activities         (913,395)     (913,395)
                                                         -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                             2,908,169       196,938

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     3,566,009     3,297,782
                                                         -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $ 6,474,178   $ 3,494,720
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

2.       Sale of Aircraft To Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 2 remaining aircraft (the "Aircraft") by Triton Aviation Services VI LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 2 Aircraft occurred on May 28, 1997 and June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The Terms of the Transaction - The total purchase price (the "Purchase Price") to the Purchaser is $7,115,600. The Purchaser paid into an escrow account the Purchase Price of $7,115,600 in cash upon the closing of the first aircraft. The Partnership received $3,200,000 from the escrow account on May 29, and $3,915,600 for the remaining balance of the Purchase Price on July 3, 1997, after the close of the second aircraft.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997 to the date of the closing of $369,762 which is included in rents from operating leases, and will pay interest at the rate of 5.3% from April 1, 1997 on the purchase price amount to the date of payment of the
Purchase  Price  to the  Partnership.  Each  Aircraft  was sold  subject  to the existing leases, and as part of the transaction the Purchaser assumed all security deposit obligations relating to such leases. The Partnership transferred $75,000 in cash to the Purchaser related to such security deposits in July 1997.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser.


The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred on May 28, 1997 and June 30, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents accruing from April 1, 1997 to the closing dates. These rents amounted to $369,762 which is included in rents from operating leases. As a result, the Partnership made a payment to the Purchaser in the amount of the rents due and received effective April 1, 1997. For financial reporting purposes, the sales proceeds of $7,115,600 have been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership was $6,782,497.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell.


3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for
                                     Three Months Ended     Payable at
                                        June 30, 1997     June 30, 1997
                                        -------------     -------------
Out-of-Pocket Administrative,
    Operating and Selling Expense
    Reimbursements                         $32,186          $22,436

Management fees payable to the general partner are subordinated each year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. Based on the subordination provisions, no management fee expense was recognized or paid during the quarter ended June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the quarter ended June 30, 1997, Polaris Aircraft Income Fund VI (the Partnership) sold its remaining portfolio of 2 aircraft. The aircraft sold during the quarter ended June 30, 1997 consisted of one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA). In April 1993, the Partnership sold one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996.


REMARKETING UPDATE

Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of Polaris Aircraft Income Fund VI (the "Partnership"), executed definitive documentation for the purchase of the Partnership's 2 remaining aircraft (the "Aircraft") by Triton Aviation Services VI LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 2 Aircraft had occurred on May 28, 1997 and June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unit holders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (one of which was subject to a lease that was nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell both the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft over the coming years when the demand for such Aircraft might be weaker. During the months of intense negotiations, GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft (as described below) as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but no less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price.

On April 7, 1997, the General Partner received and on May 14, 1997 elected to accept a competing offer (the "Competing Offer") from a third party to purchase the Partnership's two aircraft for $7,115,600 in cash, subject to a number of contingencies. On May 21, 1997, the Purchaser was notified of the Competing Offer, and the Purchaser subsequently matched the Competing Offer.

As a result of the sale of the Aircraft, the General Partner will be winding up the Partnership's operations and the Partnership may be in a position to dissolve before December 31, 1997.

The Terms of the Transaction - The total purchase price (the "Purchase Price") to the Purchaser is $7,115,600. The Purchaser paid into an escrow account the Purchase Price of $7,115,600 in cash upon the closing of the first aircraft. The Partnership received $3,200,000 from the escrow account on May 29, and $3,915,600 for the remaining balance of the Purchase Price on July 3, 1997, after the close of the second aircraft.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997 to the date of the closing of $369,762 which is included in rents from operating leases, and will pay interest at the rate of 5.3% from April 1, 1997 on the purchase price amount to the date of payment of the
Purchase  Price  to the  Partnership.  Each  Aircraft  was sold  subject  to the existing leases, and as part of the transaction the Purchaser assumed all security deposit obligations relating to such leases. The Partnership transferred $75,000 in cash to the Purchaser related to such security deposits in July 1997.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred on May 28, 1997 and June 30, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents accruing from April 1, 1997 to the closing dates. These rents amounted to $369,762 which is included in rents from operating leases. As a result, the Partnership made a payment to the Purchaser in the amount of the rents due and received effective April 1, 1997. For financial reporting purposes, the sales proceeds of $7,115,600 have been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership was $6,782,497.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell.


Partnership Operations

The Partnership recorded net income of $1,043,780, or $14.71 per limited partnership unit for the three months ended June 30, 1997, compared to net income of $108,857, or $1.24 per limited partnership unit, for the three months ended June 30, 1996. The Partnership recorded net income of $1,247,283, or $17.31 per limited partnership unit for the six months ended June 30, 1997, compared to net income of $191,067, or $2.10 per limited partnership unit, for the six months ended June 30, 1996. Year to date operating results reflect substantially lower depreciation expense as compared to the same period in 1996.

The decreased depreciation expense during the six months ended June 30, 1997 was the result of impairments on aircraft which were recorded during the fourth quarter of 1996. The recognition of impairments on the Partnership's aircraft reduces the aircraft's net carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the remaining projected economic life of the aircraft. Pursuant to the execution of definitive documentation on May 28, 1997, the Aircraft was classified as held for sale. Aircraft held for sale are carried at their fair market value less estimated costs to sell. As a result, no depreciation expense was recognized on the aircraft held for sale for the three months ended June 30, 1997.

Additionally, the Partnership recorded a higher gain on the sale of aircraft during the three and six months ended June 30, 1997, as compared to the same period in 1996. The gain on the sale of aircraft during 1997 is attributable to the sale of the remaining aircraft to Triton, as previously discussed in the Remarketing Update section. The gain on the sale of aircraft recognized during the three and six months ended June 30, 1996 was due to the finance sale of a Boeing 727-100 to AeroPeru for which gains on the sale were recognized as payments were received. The final payment was received from AeroPeru in July 1996.

Administration and other expenses increased during the three and six months ended June 30, 1997 as compared to the same periods in 1996, due to increases in printing and postage costs combined with an increase in outside services.

Liquidity and Cash Distributions

Liquidity - PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for other contingencies including expenses of the Partnership in connection with winding up its affairs.

Upon determination and payment of remaining operating and administrative expenses of the Partnership after June 30, 1997 and expenses associated with the winding up of the Partnership, which cannot be estimated at this time, a final distribution of the remaining cash reserves, if any, will be distributed to the partners. The General Partner anticipates that such payment of expenses and cash distributions to partners will be completed by December 31, 1997, although there can be no assurance that the Partnership will be able to wind up its operations by that date.

Cash Distributions - Cash distributions to limited partners were $433,863, or $6.25 per limited partnership unit and $433,863, or $6.25 per limited partnership unit during the three months ended June 30, 1997 and 1996, respectively. Cash distributions to limited partners were $867,725, or $12.50 per limited partnership unit and $867,725, or $12.50 per limited partnership unit during the six months ended June 30, 1997 and 1996, respectively.

In accordance with the Limited Partnership Agreement, cash distributions are to be allocated 95% to the limited partners and the 5% to the general partner. In July 1997, the Partnership made a cash distribution to limited partners of $8,764,022 ($126.25 per limited partnership unit) and $461,264 to the general partner.

                           Part II. Other Information


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On May 12, 1997, plaintiffs appealed the Superior Court's denial of their motion seeking to enjoin the sale by the Partnership of certain of its aircraft and notes receivable. On May 15, 1997, the Appellate Court denied plaintiffs' appeal. On May 19, 1997, plaintiffs appealed the Superior Court's denial of their motion to the Supreme Court of Massachusetts. The Supreme Court of Massachusetts denied plaintiffs' appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss the action.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris
Investment Management Corporation, et al. was filed on behalf of the unit holders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 2, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.


The following actions have been settled pursuant to a settlement agreement entered into on June 6, 1997:

- Thelma Abrams, et al. v. Polaris Holding Company, et al.
- Sara J. Bishop, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Enita V. Elphick, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Janet K. Johnson, et al. v. Polaris Holding Company, et al.
- Wayne W. Kuntz, et al. v. Polaris Holding Company, et al.
- Joyce H. McDevitt, et al. v. Polaris Holding Company, et al.
- Mary Grant Tarrer, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Harry R. Wilson, et al. v. Polaris Holding Company, et al.
- George Zicos, et al. v. Polaris Holding Company, et al.

- Michael J. Ouellette, et al. v. Kidder, Peabody & Co. Incorporated, et al.; Thelma A. Rolph, et al. v. Polaris Holding Company, et al.; Carl L. Self, et al.

v. Polaris Holding Company, et al. - On or about March 21, 1997, three complaints were filed in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company,
General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael
J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.



Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         27   Financial Data Schedule

b)       Reports on Form 8-K

         A Current Report on Form 8-K, dated May 28, 1997, reporting the sale of assets under Item 2 was filed on June 12, 1997.

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

                                         POLARIS AIRCRAFT INCOME FUND VI,
                                         A California Limited Partnership
                                         (Registrant)
                                         By: Polaris Investment
                                             Management Corporation,
                                             General Partner




         August 12, 1997                 By:    /S/Marc A. Meiches
---------------------------------               --------------------------------
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