Form 10-Q
period 1997-09-30
POLARIS AIRCRAFT INCOME FUND VI
filed 1997-11-13
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___to___

                           ---------------------------

                          Commission File No. 33-31810

                           ---------------------------



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



                          Yes _X_            No___







                       This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1997




                                      INDEX



Part I.       Financial Information                                        Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1997 and
                  December 31, 1996..........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1997 and 1996..........................4

              c)  Statements of Changes in Partners' Capital -
                  Year Ended December 31, 1996 and
                  Nine Months Ended September 30, 1997.......................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1997 and 1996..........................6

              e)  Notes to Financial Statements..............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........9



Part II.      Other Information

         Item 1.      Legal Proceedings.....................................12

         Item 6.      Exhibits and Reports on Form 8-K......................12

         Signature    ......................................................13

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                September 30,      December 31,
                                                    1997              1996
                                                    ----              ----

ASSETS:

CASH AND CASH EQUIVALENTS                        $1,015,120        $3,566,009

RENT RECEIVABLE                                        --             345,597

AIRCRAFT, net of accumulated depreciation
   of $23,398,981 in 1996                              --           6,040,219
                                                 ----------        ----------


                                                 $1,015,120        $9,951,825
                                                 ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                            $   39,882        $   25,425

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                       27,686            24,169

SECURITY DEPOSITS                                      --              75,000
                                                 ----------        ----------

          Total Liabilities                          67,568           124,594
                                                 ----------        ----------

PARTNERS' CAPITAL:
   General Partner                                    5,656             5,656
   Limited Partners, 69,418 units
      issued and outstanding                        941,896         9,821,575
                                                 ----------        ----------

          Total Partners' Capital                   947,552         9,827,231
                                                 ----------        ----------

                                                 $1,015,120        $9,951,825
                                                 ==========        ==========

        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,

                                           1997      1996      1997       1996
                                           ----      ----      ----       ----
REVENUES:
   Rent from operating leases          $    --    $434,643 $  804,405 $1,303,929
   Interest and other                     34,228    53,509    136,805    145,872
   Gain on sale of aircraft                 --      18,811    642,181    162,754
                                       ---------  -------- ---------- ----------

           Total Revenues                 34,228   506,963  1,583,391  1,612,555
                                       ---------  -------- ---------- ----------

EXPENSES:
   Depreciation and amortization            --     438,706    257,643  1,316,120
   Administration and other               22,508    17,924     66,745     55,035
                                       ---------  -------- ---------- ----------

           Total Expenses                 22,508   456,630    324,388  1,371,155
                                       ---------  -------- ---------- ----------

NET INCOME                             $  11,720  $ 50,333 $1,259,003 $  241,400
                                       =========  ======== ========== ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $ 461,264  $ 22,835 $  506,934 $   68,505
                                       =========  ======== ========== ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $(449,544) $ 27,498 $  752,069 $  172,895
                                       =========  ======== ========== ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $   (6.48) $   0.39 $    10.83 $     2.49
                                       =========  ======== ========== ==========

        The accompanying notes are an integral part of these statements.

                                        4



                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                                            Year Ended December 31, 1996 and
                                          Nine Months Ended September 30, 1997
                                          ------------------------------------

                                          General      Limited
                                          Partner      Partners        Total
                                          -------      --------        -----

Balance, December 31, 1995              $   5,656   $ 19,653,112   $ 19,658,768

   Net income (loss)                       91,340     (8,096,088)    (8,004,748)

   Cash distributions to partners         (91,340)    (1,735,449)    (1,826,789)
                                        ---------   ------------   ------------

Balance, December 31, 1996                  5,656      9,821,575      9,827,231

   Net income                             506,934        752,069      1,259,003

   Cash distributions to partners        (506,934)    (9,631,748)   (10,138,682)
                                        ---------   ------------   ------------

Balance, September 30, 1997             $   5,656   $    941,896   $    947,552
                                        =========   ============   ============

        The accompanying notes are an integral part of these statements.

                                        5



                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Nine Months Ended September 30,
                                                       -------------------------------

                                                              1997           1996
                                                              ----           ----
OPERATING ACTIVITIES:
   Net income                                            $  1,259,003   $   241,400
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                           257,643     1,316,120
      Gain on sale of aircraft                               (642,181)     (162,754)
      Changes in  operating  assets  and  liabilities,
         net of effect of sale of aircraft:
         Decrease in rent and interest receivable             (12,143)       91,071
         Increase (decrease) in payable to affiliates          14,457        (2,269)
         Decrease in accounts payable
              and accrued liabilities                         (40,183)      (23,125)
         Decrease in security deposits                        (75,000)      (19,000)
                                                         ------------   -----------

              Net cash provided by operating activities       761,596     1,441,443
                                                         ------------   -----------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                           7,195,959          --
   Payments to Purchaser related to sale of aircraft         (369,762)         --
   Principal payments on finance sale of aircraft                --         162,754
                                                         ------------   -----------


              Net cash provided by investing activities     6,826,197       162,754
                                                         ------------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                         (10,138,682)   (1,370,092)
                                                         ------------   -----------

              Net cash used in financing activities       (10,138,682)   (1,370,092)
                                                         ------------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                             (2,550,889)      234,105

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      3,566,009     3,297,782
                                                         ------------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $  1,015,120   $ 3,531,887
                                                         ============   ===========


        The accompanying notes are an integral part of these statements.

                                        6

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

The Terms of the Transaction - The total purchase price (the "Purchase Price") to the Purchaser is $7,115,600. The Purchaser paid into an escrow account the Purchase Price of $7,115,600 in cash upon the closing of the first aircraft. The Partnership received $3,200,000 from the escrow account on May 29, 1997 and $3,915,600 for the remaining balance of the Purchase Price on July 3, 1997, after the close of the second aircraft.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997 to the date of the closing of $369,762 which is included in rents from operating leases, and will pay interest at the rate of 5.3% from April 1, 1997 on the purchase price amount to the date of payment of the
Purchase  Price  to the  Partnership.  Each  Aircraft  was sold  subject  to the existing leases, and as part of the transaction the Purchaser assumed all security deposit obligations relating to such leases. The Partnership transferred $75,000 in cash to the Purchaser related to such security deposits in May 1997.

Neither PIMC nor GE Capital Aviation Services, Inc. (GECAS) will receive a sales commission in connection with the transaction. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell.


3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                       Payments for the
                                      Three Months Ended         Payable at
                                      September 30, 1997     September 30, 1997
                                      ------------------     ------------------
Out-of-Pocket Administrative and
    Operating Expense Reimbursement      $    23,958           $     39,882

Management fees payable to the general partner are subordinated each year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the quarter ended June 30, 1997, Polaris Aircraft Income Fund VI (the Partnership) sold its remaining portfolio of 2 aircraft to Triton Aviation
Services VI LLC. The aircraft sold during the quarter ended June 30, 1997 consisted of one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA). In April 1993, the Partnership sold one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996.

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

The Terms of the Transaction - The total purchase price (the "Purchase Price") to the Purchaser is $7,115,600. The Purchaser paid into an escrow account the Purchase Price of $7,115,600 in cash upon the closing of the first aircraft. The Partnership received $3,200,000 from the escrow account on May 29, 1997 and $3,915,600 for the remaining balance of the Purchase Price on July 3, 1997, after the close of the second aircraft.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997 to the date of the closing of $369,762 which is included in rents from operating leases, and will pay interest at the rate of 5.3% from April 1, 1997 on the purchase price amount to the date of payment of the
Purchase  Price  to the  Partnership.  Each  Aircraft  was sold  subject  to the existing leases, and as part of the transaction the Purchaser assumed all security deposit obligations relating to such leases. The Partnership transferred $75,000 in cash to the Purchaser related to such security deposits in May 1997.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell.


Partnership Operations

The Partnership recorded net income of $11,720, or an allocated loss of $6.48 per limited partnership unit, for the three months ended September 30, 1997, compared to net income of $50,333, or $0.39 per unit, for the same period in 1996. The Partnership recorded net income of $1,259,003, or $10.83 per limited partnership unit, for the nine months ended September 30, 1997, compared to net income of $241,400, or $2.49 per unit, for the same period in 1996.

The Partnership reported decreases in rent from operating leases, management fees and depreciation expense during the three and nine months ended September

30, 1997, as compared to the same period in 1996, due to the sale of the remaining Aircraft to Triton. The Partnership recognized a gain on sale of these Aircraft of $642,181 during the quarter ended June 30, 1997.

Administration and other expenses increased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996, due to increases in printing and postage costs combined with an increase in outside services.


Liquidity and Cash Distributions

Liquidity - PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for other contingencies including expenses of the Partnership in connection with winding up its affairs.

Upon determination and payment of remaining operating and administrative expenses of the Partnership and expenses associated with the winding up of the Partnership, which cannot be estimated at this time, a final distribution of the remaining cash reserves, if any, will be distributed to the partners. The General Partner anticipates that such payment of expenses and cash distributions to partners will be completed by December 31, 1997, although there can be no assurance that the Partnership will be able to wind up its operations by that date.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1997 and 1996 were $8,764,023, or $126.25 per limited partnership unit and $433,863, or $6.25 per limited partnership unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1997 and 1996 were $9,631,748, or $138.75 per limited partnership unit and $1,301,587, or $18.75 per limited partnership unit, respectively.

                           Part II. Other Information
                           --------------------------

Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1997 and June 30, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - As previously disclosed, on May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the Polaris defendants filed a demurrer seeking to dismiss the amended complaint. Simultaneously with the filing of the demurrer, the Polaris defendants sought a stay of discovery. The hearing on the demurrer occurred on November 4, 1997. On November 5, 1997, the court granted the Polaris defendants' demurrer and ordered that plaintiffs be given 10 days leave to amend their complaint to plead demand futility.

On or about October 14, 1997, the plaintiffs in this action filed a separate Petition for Writ of Mandate in the San Francisco Superior Court entitled Ron Wallace, et al. v. Polaris Investment Management Corp., et al., seeking to obtain access to all the Partnership's books, records and documents. Subsequently, pursuant to an agreement between the parties, plaintiffs agreed to dismiss their Petition for Writ of Mandate with prejudice and the Polaris defendants agreed to withdraw its motion seeking a stay of discovery.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         27.      Financial Data Schedule

b)       Reports on Form 8-K

         A Current Report on Form 8-K/A, dated May 28, 1997, amending certain exhibits listed in Item 7, was filed on August 18, 1997.

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

                                      POLARIS AIRCRAFT INCOME FUND VI,
                                      A California Limited Partnership
                                      (Registrant)
                                      By: Polaris Investment
                                          Management Corporation,
                                          General Partner




        November 12, 1997                 By: /S/Marc A. Meiches
----------------------------------            --------------------------------
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