Form 10-K
period 1997-12-31
POLARIS AIRCRAFT INCOME FUND VI
filed 1998-03-30
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __ to __

                          Commission File No. 33-31810

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                            94-3102632
     -------------------------------        -----------------------
     (State or other jurisdiction of        (IRS Employer I.D. No.)
      incorporation or organization)

     201 High Ridge Road, Stamford, Connecticut            06927
     ------------------------------------------         ----------
      (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    Documents incorporated by reference: None

                       This document consists of 36 pages.

                                     PART I

Item 1.    Business

Polaris Aircraft Income Fund VI, A California Limited Partnership (PAIF-VI or the Partnership), was formed primarily to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management. PAIF-VI was organized as a California Limited Partnership on October 13, 1989 and will terminate no later than December 2020.

As more fully described in Item 7, the Partnership sold its remaining aircraft during 1997. Polaris Investment Management Corporation, the general partner, is in the process of winding up the Partnership's business. With the exception of reserves maintained for anticipated expenses and costs of winding up, all proceeds were distributed during 1997.


Item 2.    Properties

At December 31, 1997, Polaris Aircraft Income Fund VI (the Partnership) owned no aircraft. One Boeing 737-200 Advanced aircraft leased to British Airways and one Boeing 727-200 Advanced aircraft leased to ATA were sold to Triton Aviation Services VI LLC in 1997. One Boeing 727-100 aircraft, transferred from ATA in 1993, was subject to a conditional sale agreement to Empresa de Transporte Aereo del Peru S.A. (Aeroperu) financed by the Partnership. The final payment was received in July 1996.


Item 3.    Legal Proceedings

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Aircraft Income Fund VI (the Partnership), Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James
J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. On December 2, 1997, the trial court issued a scheduling order setting a September 7, 1998 trial date.

Riskind, et al. v. Prudential Securities, Inc., et al. - This action was filed in the District Court of the 165 Judicial District, Maverick County, Texas, on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. A second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder,
Peabody & Co., Inc. (Kidder Peabody) was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed. This action was dismissed for want of prosecution in April of 1997.

Howland, et al. v. Polaris Holding Company, et al. - This action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Mary C. Scott v. Prudential Securities Inc. et al. - This action was transferred to the action entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al. v. Polaris Investment Management Corporation, et al. was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation (PIMC), the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V, as defendants. The complaint alleges that PIMC, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirements and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnerships in connection with the Sale Transaction described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton" and in failing to disclose material facts relating to such transaction. The plaintiffs sought to enjoin the Sale Transaction, but the Superior Court denied their motion on May 6, 1997. The plaintiffs appealed the Superior Court's denial of their motion to enjoin, but ultimately, the Supreme Court of Massachusetts denied their appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, the plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed the plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company,

General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the defendants filed a motion to stay discovery and a demurrer seeking to dismiss the amended complaint. On November 5, 1997, the Superior Court granted the demurrer with leave to replead. On December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively. On January 26, 1998, defendants filed a demurrer seeking to dismiss the second amended complaint on the grounds that plaintiffs had failed to satisfy the pre-litigation demand requirements under California law for commencing a derivative action.

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


Item 4.        Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

a) Polaris Aircraft Income Fund VI's (PAIF-VI or the Partnership) units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depository VI on behalf of the Partnership's investors (Unit Holders). There is no formal market for PAIF-VI's Units and it is unlikely that any market will develop.

b)       Number of Security Holders:

                                                       Number of Record Holders
               Title of Class                          as of December 31, 1997
         --------------------------                  ---------------------------

         Depository Units Representing Assignments              2,141
         of Limited Partnership Interest:

         General Partnership Interest:                              1

c)       Dividends:

         Distributions of cash from operations commenced on a quarterly basis beginning January 1991. Cash distributions to Unit Holders during 1997 and 1996 totaled $9,631,748 and $1,735,449, respectively. Cash distributions per limited partnership unit were $138.75 and $25.00 in 1997 and 1996, respectively.

Item 6.  Selected Financial Data

                                             For the years ended December 31,

                                1997       1996          1995          1994          1993
                            ---------- -----------  ------------  ------------  ------------
Revenues                    $1,595,823 $ 2,092,094  $  2,518,490  $  3,449,608  $  3,151,370

Net Income (Loss)            1,239,860  (8,004,748)   (1,527,077)     (585,002)      (13,184)

Net Income (Loss)
  Allocated to Limited
  Partners                     732,926  (8,096,088)   (1,632,117)     (694,609)     (129,661)

Net Income (Loss) per
  Limited Partnership Unit       10.56     (116.63)       (23.51)       (10.01)        (1.87)

Cash Distributions per
  Limited Partnership
  Unit                          138.75       25.00         28.75         30.00         31.88

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit              138.75       25.00         28.75         30.00         31.88

Total Assets                   978,794   9,951,825    19,813,927    23,431,897    26,193,322

Partners' Capital              928,409   9,827,231    19,658,768    23,286,653    26,063,802

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 1997, Polaris Aircraft Income Fund VI (the Partnership) sold its remaining portfolio of 2 used aircraft to Triton Aviation Services VI LLC. The aircraft sold during 1997 consisted of one Boeing 737-200 Advanced aircraft leased to British Airways Plc (British Airways) and one Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA). In April 1993, the
Partnership sold one Boeing 727-100 aircraft that ATA transferred to the Partnership as part of the ATA lease transaction, to Empresa de Transporte Aereo del Peru S.A. (Aeroperu). Aeroperu completed its payment obligations to the Partnership in July 1996. As discussed below under "Liquidity and Cash Distributions", Polaris Investment Management Corporation, (PIMC or the General Partner), is in the process of winding up the Partnership's business.


Remarketing Update

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 2 remaining aircraft (the "Aircraft") by Triton Aviation Services VI LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 2 Aircraft had occurred on May 28, 1997 and June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

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

The Terms of the Transaction - The total purchase price (the "Purchase Price") was $7,115,600. The Purchaser paid into an escrow account the Purchase Price of $7,115,600 in cash upon the closing of the first aircraft. The Partnership received $3,200,000 from the escrow account on May 29, 1997 and $3,915,600 for the remaining balance of the Purchase Price on July 3, 1997, after the close of the second aircraft.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997 to the date of the closing of $369,762 which is included in rents from operating leases, and paid interest at the rate of 5.3% from April 1, 1997 on the purchase price amount to the date of payment of the Purchase Price to the Partnership. Each Aircraft was sold subject to the existing leases, and as part of the transaction the Purchaser assumed all security deposit obligations relating to such leases. The Partnership transferred $75,000 in cash to the Purchaser related to such security deposits in May 1997.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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


Partnership Operations

The Partnership reported net income of $1,239,860 or $10.56 per limited partnership unit for the year ended December 31, 1997, compared to net losses of $8,004,748 and $1,527,077, or $116.63 and $23.51 per limited partnership unit for the years ended December 31, 1996 and 1995, respectively. The 1997 operating results reflect lower rental revenues and substantially lower depreciation expense, as compared to 1996. The 1996 operating results reflect lower rental revenues and substantially higher depreciation expenses as compared to 1995.

The Partnership reported decreases in rent from operating leases, management fees and depreciation expense during 1997, as compared to the same period in 1996, due to the sale of the remaining Aircraft to Triton. The Partnership recognized a gain on sale of these Aircraft of $642,181 during 1997.

Administration and other expenses increased during 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.

Operating results in 1996 and 1995 were significantly impacted by increases in depreciation expense for certain of the Partnership's aircraft. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft, the Partnership recognized the deficiency as increased depreciation expense.

The Partnership recognized impairments on aircraft to be held and used by the Partnership of approximately $8,254,000 and $2,031,000 in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 4, the Partnership accepted an offer to purchase both of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. The Partnership also made downward adjustments to the estimated residual value of certain of its aircraft as of December 31, 1995.

Operating results in 1996 and 1995 were negatively impacted by the reduction in the rental rate earned on the lease extension with British Airways. The lease extension was effective from April 1995 until March 1998 at the then current fair market rental rate, which was approximately 40% of the prior rate.

Liquidity and Cash Distributions

Liquidity - As previously discussed, the Partnership sold its remaining aircraft during 1997. PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available sufficient funds to satisfy anticipated contingencies and expenses in connection with winding up its business.

Cash Distributions - Cash distributions to limited partners during 1997, 1996 and 1995 were $9,631,748, $1,735,449 and $1,995,768, respectively. Cash distributions per limited partnership unit were $138.75, $25.00 and $28.75 during 1997, 1996 and 1995, respectively. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

Item 8.  Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund VI,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund VI, A California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund VI, A California Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California
    January 23, 1998

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                        1997           1996
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 978,794      $ 3,566,009

RENT RECEIVABLE                                           -            345,597

AIRCRAFT, net of accumulated depreciation
    of $23,398,981 in 1996                                -          6,040,219
                                                    ---------      -----------

                                                    $ 978,794      $ 9,951,825
                                                    =========      ===========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                               $  29,116      $    25,425

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                        21,269           24,169

SECURITY DEPOSITS                                         -             75,000
                                                    ---------      -----------

           Total Liabilities                           50,385          124,594
                                                    ---------      -----------

PARTNERS' CAPITAL:
    General Partner                                     5,656            5,656
    Limited Partners, 69,418 units
        issued and outstanding                        922,753        9,821,575
                                                    ---------      -----------

           Total Partners' Capital                    928,409        9,827,231
                                                    ---------      -----------

                                                    $ 978,794      $ 9,951,825
                                                    =========      ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997          1996           1995
                                         ----          ----           ----

REVENUES:
    Rent from operating leases      $   804,405   $ 1,738,572    $ 2,117,575
    Interest and other                  149,237       190,767        205,387
    Gain on sale of aircraft            642,181       162,755        195,528
                                    -----------   -----------    -----------

        Total Revenues                1,595,823     2,092,094      2,518,490
                                    -----------   -----------    -----------

EXPENSES:
    Depreciation and amortization       257,643    10,008,901      3,927,648
    Operating                             6,178           409          1,930
    Administration and other             92,142        87,532        115,989
                                    -----------   -----------    -----------

        Total Expenses                  355,963    10,096,842      4,045,567
                                    -----------   -----------    -----------

NET INCOME (LOSS)                   $ 1,239,860   $(8,004,748)   $(1,527,077)
                                    ===========   ===========    ===========

NET INCOME ALLOCATED
    TO THE GENERAL PARTNER          $   506,934   $    91,340    $   105,040
                                    ===========   ===========    ===========

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS             $   732,926   $(8,096,088)   $(1,632,117)
                                    ===========   ===========    ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                $     10.56   $   (116.63)   $    (23.51)
                                    ===========   ===========    ===========


        The accompanying notes are an integral part of these statements.
                                       13

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     General        Limited
                                     Partner        Partners         Total
                                     -------        --------         -----
Balance, December 31, 1994        $    5,656     $ 23,280,997    $ 23,286,653

    Net income (loss)                105,040       (1,632,117)     (1,527,077)

    Cash distributions to partners  (105,040)      (1,995,768)     (2,100,808)
                                  ----------     ------------    ------------

Balance, December 31, 1995             5,656       19,653,112      19,658,768

    Net income (loss)                 91,340       (8,096,088)     (8,004,748)

    Cash distributions to partners   (91,340)      (1,735,449)     (1,826,789)
                                  ----------     ------------    ------------

Balance, December 31, 1996             5,656        9,821,575       9,827,231

    Net income                       506,934          732,926       1,239,860

    Cash distributions to partners  (506,934)      (9,631,748)    (10,138,682)
                                  ----------     ------------    ------------

Balance, December 31, 1997        $    5,656     $    922,753    $    928,409
                                  ==========     ============    ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                 1997         1996         1995
                                                                 ----         ----         ----
OPERATING ACTIVITIES:
  Net income (loss)                                        $  1,239,860  $ (8,004,748) $(1,527,077)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                               257,643    10,008,901    3,927,648
    Gain on sale of aircraft                                   (642,181)     (162,755)    (195,528)
    Changes in operating assets and liabilities:
       Increase (decrease) in rent and interest receivable      (12,143)      121,428      292,558
       Increase (decrease) in payable to affiliates               3,691          (937)     (10,668)
       Increase (decrease) in accounts payable
           and accrued liabilities                              (46,600)      (10,628)      20,583
       Decrease in security deposits                            (75,000)      (19,000)        --
                                                           ------------  ------------  -----------
           Net cash provided by operating
               activities                                       725,270     1,932,261    2,507,516
                                                           ------------  ------------  -----------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                              7,195,959          --           --
  Payments to Purchaser related to sale of aircraft            (369,762)         --           --
  Principal payments on finance sale of aircraft                   --         162,755      195,528
                                                           ------------  ------------  -----------

       Net cash provided by investing activities              6,826,197       162,755      195,528
                                                           ------------  ------------  -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                            (10,138,682)   (1,826,789)  (2,100,808)
                                                           ------------  ------------  -----------

       Net cash used in financing activities                (10,138,682)   (1,826,789)  (2,100,808)
                                                           ------------  ------------  -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                (2,587,215)      268,227      602,236

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         3,566,009     3,297,782    2,695,546
                                                           ------------  ------------  -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $    978,794  $  3,566,009  $ 3,297,782
                                                           ============  ============  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund VI, A California Limited Partnership (PAIF-VI or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and cash equivalents is stated at cost, which approximates fair value.

Aircraft and Depreciation - The aircraft were recorded at cost, which included acquisition costs. Depreciation to an estimated residual value was computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provided current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft was increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized.

Capitalized Costs - Aircraft modification and maintenance costs which were determined to increase the value or extend the useful life of the aircraft were capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs were also subject to periodic evaluation as discussed above.

Operating Leases - The aircraft leases were accounted for as operating leases. Lease revenues were recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss), and the number of units outstanding for the years ended December 31, 1997, 1996, and 1995.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Note Receivable - The Partnership had recorded an allowance for credit losses for an impaired note as a result of issues regarding its collection. The Partnership recognizes revenue on impaired notes only as payments are received.

                                                 1996
                                                 ----
      Allowance for credit losses,
         beginning of year                  $  (162,755)
      Collections                               162,755
                                            ------------
      Allowance for credit losses,
         end of year                        $      -
                                            ============


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

3.    Aircraft

During 1997, the Partnership sold its two remaining used commercial jet aircraft, which were acquired and leased as discussed below. The aircraft leases were net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term including Airworthiness Directives which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term.

The leases generally stated a minimum acceptable return condition for which the lessee was liable under the terms of the lease agreement.

As discussed in Note 1, the Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provided current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership of approximately $8,254,000 and $2,031,000, or $117.71 and $28.96 per limited Partnership unit as increased depreciation expense in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase both of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. The impairment losses in 1995 were generally the result of declining estimates in the residual values of the aircraft.


4.       Sale of Aircraft

Sale of Aircraft To Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 2 remaining aircraft (the "Aircraft") by Triton Aviation Services VI LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 2 Aircraft occurred on May 28, 1997 and June 30, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The Terms of the Transaction - The total purchase price (the "Purchase Price") to the Purchaser was $7,115,600. The Purchaser paid into an escrow account the Purchase Price of $7,115,600 in cash upon the closing of the first aircraft. The Partnership received $3,200,000 from the escrow account on May 29, 1997 and $3,915,600 for the remaining balance of the Purchase Price on July 3, 1997, after the close of the second aircraft.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997 to the date of the closing of $369,762 which is included in rents from operating leases, and paid interest at the rate of 5.3% from April 1, 1997 on the purchase price amount to the date of payment of the Purchase Price to the Partnership. Each Aircraft was sold subject to the existing leases, and as part of the transaction the Purchaser assumed all security deposit obligations relating to such leases. The Partnership transferred $75,000 in cash to the Purchaser related to such security deposits in May 1997.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV and Polaris Aircraft Income Fund V have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser.

The Accounting Treatment of the Transaction - In accordance with GAAP, the Partnership recognized rental income up until the closing date for each aircraft which occurred on May 28, 1997 and June 30, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive any payments of the rents accruing from April 1, 1997 to the closing dates. These rents amounted to $369,762 which is included in rents from operating leases. As a result, the Partnership made a payment to the Purchaser in the amount of the rents due and received effective April 1, 1997. For financial reporting purposes, the sales proceeds of $7,115,600 have been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due from the Purchaser on the cash portion of the purchase price and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership was $6,782,497.

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


5.       Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

         a. A subordinated aircraft management fee to PIMC equal to 1.5% of gross rental revenues of the Partnership, payable upon receipt of the rent, subordinated each calendar year to receipt by unit holders of distributions equaling a 10% per annum, non-compounded return on adjusted capital contributions, as defined in the Partnership Agreement. The

                  Partnership did not pay or incur any management fee expense in 1997, 1996 or 1995 as the above subordination threshold was not met during these years.

         b. Out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. The Partnership paid $140,229, $99,505 and $106,976 to PIMC for such expenses in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, amounts payable to PIMC were $29,116 and $25,425, respectively.

         c. A 10% interest to PIMC in all cash distributions and sales proceeds, 50% of which is subject to attainment of certain subordination thresholds. PIMC is allocated gross income in an amount equal to the gross allocation amount, as defined in the Partnership Agreement, in proportion to and to the extent of cash distributions made to the partners. Net income will be allocated 1% to the General Partner and 99% to unit holders, as such terms are defined in the Partnership Agreement. Gains from the sale or other disposition of aircraft are generally allocated first to the General Partner until such time that the General Partner's capital account is equal to the amount to be distributed to the General Partner from the proceeds of such sale or disposition.

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

         e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note
                  6).


6.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 5). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 8, varies from income or loss calculated for tax purposes.

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners.

The different methods of allocating items of income, loss and cash available for distribution combined with the calculation of items of income and loss for book and tax purposes result in book basis capital accounts that may vary significantly from tax basis capital accounts. The ultimate liquidation and distribution of remaining cash will be based on the tax basis capital accounts following liquidation, in accordance with the Agreement.

At December 31, 1997, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners were ($91,483) and $1,019,888, respectively.


7.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1997 and 1996 are as follows:

                         Reported Amounts      Tax Basis        Net Difference
                         ----------------      ---------        --------------
1997:    Assets          $   978,794         $   978,794        $       -
         Liabilities          50,385              50,385                -

1996:    Assets          $ 9,951,825         $18,323,625        $(8,371,800)
         Liabilities         124,594             124,594                -

8.       Reconciliation of Book Net Income (Loss) to Taxable Net Loss

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                     For the years ended December 31,
                                                     --------------------------------
                                                          1997      1996      1995
                                                          ----      ----      ----
Book net income (loss) per limited partnership unit  $   10.56  $(116.63)  $(23.51)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental revenue                                      (0.17)     1.75      1.75
     Depreciation                                       (14.03)   108.42     20.77
     Gain or loss on sale of aircraft                  (105.30)    (2.35)    (2.82)
     Other revenue and expense items                       -       (0.04)    (0.06)
                                                       -------  --------   -------

Taxable net loss per limited partnership unit        $ (108.94) $  (8.85)  $ (3.87)
                                                     =========  ========   =======

The differences between net income and loss for book purposes and net income and loss for tax purposes resulted from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue was generally recorded as it was earned. For tax purposes, certain temporary differences existed in the recognition of revenue.

The Partnership computed depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluated the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and accordingly recognized adjustments which increased book depreciation expense. As a result, the net current year tax depreciation expense was greater than the book depreciation expense. These differences in depreciation methods resulted in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund VI, A California Limited Partnership (PAIF-VI or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

              Name                       PIMC  Title
         ------------------         --------------------------
         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Richard J. Adams           Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 37, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 45, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 64, held the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC from August 1992 until October 1997, having previously served as Vice President - Aircraft Sales & Leasing, Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams assumed the position of Director of
PIMC.  Mr. Adams  presently  holds the position of Senior Vice President - Fleet

Advisory Services of GECAS, having previously held the position of Senior Vice President - Stage II Aircraft.

Mr. Liu, 40, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 49, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 56, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Partnership is not named as a defendant in this action. The complaint seeks an award of compensatory and other damages and remedies. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims. On September 25, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

Moross, et al. v. Polaris Holding Company, et al. was transferred to the Multi-District Litigation, which has been settled as described below.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The Partnership is not named as a defendant in this action. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 allegedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees.

On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to make a payment to a class of unitholders previously certified by the Court. On August 1, 1997, the Court approved a class settlement with the Polaris defendants.

Adams,et al. v. Prudential Securities, Inc. et al. was transferred to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which has been settled as discussed above.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc. (Kidder Peabody), et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The Partnership is not named as a defendant in this action. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through
VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. On March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. On December 18, 1997, the Court ordered that plaintiffs show good cause why the action should not be dismissed without prejudice for lack of prosecution. On January 14, 1998, a hearing was held with respect to the order to show cause, and the Court determined that the action should be dismissed without prejudice for lack of prosecution.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The Partnership is not named as a defendant in this action. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. On October 8, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital
Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

The following actions were settled pursuant to a settlement agreement entered into on June 6, 1997. An additional settlement agreement was entered into on November 19, 1997 with certain plaintiffs who had refused to participate in the first settlement:

A complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 15, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Mary Grant Tarrer, et al. vs. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 16, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 6, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 13, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 26, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General

Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled George Zicos, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about February 14, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

Three complaints which were filed on or about March 21, 1997 in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about April 9, 1996, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities

Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in any of these actions. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Wilson et al. v. Polaris Holding Company et al., which was filed in the Superior Court of the State of California for the County of Sacramento, on October 1, 1996, by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and Does 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs.


Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1997 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11. Executive Compensation

PAIF-VI has no directors or officers. PAIF-VI is managed by PIMC, the General Partner. No management or advisory fees were paid to PIMC in 1997. As described in Note 5 to the financial statements (Item 8), PIMC received a 5% interest in all cash distributions of the Partnership during 1997.


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


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements.

   The following are included in Part II of this report:
                                                                Page No.
                                                                --------
          Report of Independent Public Accountants                 11
          Balance Sheets                                           12
          Statements of Operations                                 13
          Statements of Changes in Partners' Capital (Deficit)     14
          Statements of Cash Flows                                 15
          Notes to Financial Statements                            16

2. Reports on Form 8-K.

   No reports on Form 8-K were filed during the quarter ended December 31, 1997.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

   27. Financial Data Schedule (in electronic format only).

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


                                      POLARIS AIRCRAFT INCOME FUND VI,
                                      A California Limited Partnership
                                      (REGISTRANT)
                                      By: Polaris Investment
                                          Management Corporation
                                          General Partner




     March 27, 1998                 By: /S/ Eric M. Dull
---------------------------             ----------------
         Date                           Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature            Title                                    Date

    /S/Eric M. Dull       President and Director of               March 27, 1998
    ---------------       Polaris Investment Management           --------------
    (Eric M. Dull)        Corporation, General Partner of
                          the Registrant

    /S/Marc A. Meiches    Chief Financial Officer                 March 27, 1998
    ------------------    of Polaris Investment                   --------------
    (Marc A. Meiches)     Management Corporation,
                          General Partner of the
                          Registrant

    /S/Richard J. Adams   Director of Polaris Investment          March 27, 1998
    -------------------   Management Corporation,                 --------------
    (Richard J. Adams)    General Partner of the Registrant