Form 10-Q
period 1998-03-31
POLARIS AIRCRAFT INCOME FUND VI
filed 1998-05-14
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                        State of Organization: California
                   IRS Employer Identification No. 94-3102632
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes _X_ No ___









                       This document consists of 10 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1998




                                      INDEX


Part I.   Financial Information                                            Page


     Item 1.  Financial Statements

        a)  Balance Sheets - March 31, 1998 and
            December 31, 1997..............................................  3

        b)  Statements of Operations - Three Months Ended
            March 31, 1998 and 1997........................................  4

        c)  Statements of Changes in Partners' Capital -
            Year Ended December 31, 1997
            and Three Months Ended March 31, 1998..........................  5

        d)  Statements of Cash Flows - Three Months
            Ended March 31, 1998 and 1997..................................  6

        e)  Notes to Financial Statements..................................  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................  8



Part II.  Other Information

     Item 1.  Legal Proceedings............................................  9

     Item 6.  Exhibits and Reports on Form 8-K.............................  9

     Signature    ......................................................... 10

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,     December 31,
                                                     1998            1997
                                                     ----            ----

ASSETS:

CASH AND CASH EQUIVALENTS                          $972,218        $978,794
                                                   --------        --------

                                                   $972,218        $978,794
                                                   ========        ========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                              $ 25,874        $ 29,116

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                       43,189          21,269
                                                   --------        --------

          Total Liabilities                          69,063          50,385
                                                   --------        --------

PARTNERS' CAPITAL:
   General Partner                                    5,403           5,656
   Limited Partners, 69,418 units
      issued and outstanding                        897,752         922,753
                                                   --------        --------

          Total Partners' Capital                   903,155         928,409
                                                   --------        --------

                                                   $972,218        $978,794
                                                   ========        ========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                    ----             ----
REVENUES:
   Rent from operating leases                    $     -           $434,643
   Interest                                         13,113           44,121
                                                  --------         --------
           Total Revenues                           13,113          478,764
                                                  --------         --------

EXPENSES:
   Depreciation and amortization                       -            257,643
   Administration and other                         38,367           17,618
                                                  --------         --------

           Total Expenses                           38,367          275,261
                                                  --------         --------

NET INCOME (LOSS)                                 $(25,254)        $203,503
                                                  ========         ========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER                         $   (253)        $ 22,835
                                                  ========         ========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                            $(25,001)        $180,668
                                                  ========         ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                               $  (0.36)        $   2.60
                                                  ========         ========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                          Three Months Ended March 31, 1998
                                          ---------------------------------

                                       General        Limited
                                       Partner       Partners          Total
                                       -------       --------          -----


Balance, December 31, 1996         $      5,656    $  9,821,575    $  9,827,231

   Net income                           506,934         732,926       1,239,860

   Cash distributions to partners      (506,934)     (9,631,748)    (10,138,682)
                                   ------------    ------------    ------------

Balance, December 31, 1997                5,656         922,753         928,409

   Net loss                                (253)        (25,001)        (25,254)
                                   ------------    ------------    ------------

Balance, March 31, 1998            $      5,403    $    897,752    $    903,155
                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        1998            1997
                                                        ----            ----
OPERATING ACTIVITIES:
   Net income  (loss)                               $   (25,254)   $   203,503
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                         -          257,643
      Changes in operating assets and liabilities:
         Decrease in rent receivable                        -           30,357
         Increase (decrease) in payable to
           affiliates                                    (3,242)         9,698
         Increase in other assets                           -           (9,589)
         Increase (decrease) in accounts payable
              and accrued liabilities                    21,920        (17,819)
                                                    -----------    -----------

              Net cash provided by (used in)
                 operating activities                    (6,576)       473,793
                                                    -----------    -----------


FINANCING ACTIVITIES:
  Cash distributions to partners                           -         (456,697)
                                                    -----------    -----------

              Net cash used in financing
                activities                                  -         (456,697)
                                                    -----------    -----------


CHANGES IN CASH AND CASH
   EQUIVALENTS                                           (6,576)        17,096

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  978,794      3,566,009
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $   972,218    $ 3,583,105
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund VI's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995, included in the Partnership's 1997 Annual Report to the SEC on Form 10-K (Form 10-K).


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                            Three Months Ended    Payable at
                                              March 31, 1998    March 31, 1998
                                              --------------    --------------
Out-of-Pocket Administrative and
    Operating Expense Reimbursement               $27,560          $25,874


3.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed below under "Liquidity and Cash Distributions," Polaris Investment Management Corporation, (PIMC or the General Partner), is in the process of winding up the business of Polaris Aircraft Income Fund VI (the Partnership). During 1997, the Partnership sold its remaining portfolio of 2 used aircraft to Triton Aviation Services VI LLC (Triton).


Partnership Operations

The Partnership reported a net loss of $25,254, or $0.36 per limited partnership unit, for the three months ended March 31, 1998, compared to net income of $203,503, or $2.60 per unit, for the same period in 1997. Current year operating results declined substantially, compared to the same period in 1997, due to the sale of the Partnership's remaining aircraft in 1997, as discussed above.

Operating expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to an increase in legal expenses related to the sale of the remaining aircraft.


Liquidity and Cash Distributions

Liquidity - As previously discussed, the Partnership sold its remaining aircraft during 1997. Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available sufficient funds to satisfy anticipated contingencies and expenses in connection with winding up its business.

Cash Distributions - The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997. Consequently, the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

                           Part II. Other Information
                           --------------------------


Item 1.     Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1997 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.  Exhibits and Reports on Form 8-K


a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         27. Financial Data Schedule (in electronic format only).

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




         May 13, 1998                   By: /S/Marc A. Meiches
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