Form 10-Q
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND VI
filed 1998-08-13
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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




                       This document consists of 11 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1998




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997................................4

              c)  Statements of Changes in Partners' Capital -
                  Year Ended December 31, 1997 and
                  Six Months Ended June 30, 1998..............................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1998 and 1997................................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................9

         Item 6.      Exhibits and Reports on Form 8-K........................9

         Signature    .......................................................10

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           1998         1997
                                                           ---          ----

ASSETS:

CASH AND CASH EQUIVALENTS                                $950,349     $978,794
                                                         --------     --------

                                                         $950,349     $978,794
                                                         ========     ========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                    $ 38,064     $ 29,116

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             28,877       21,269
                                                         --------     --------

          Total Liabilities                                66,941       50,385
                                                         --------     --------

PARTNERS' CAPITAL:
   General Partner                                          5,206        5,656
   Limited Partners, 69,418 units
      issued and outstanding                              878,202      922,753
                                                         --------     --------

          Total Partners' Capital                         883,408      928,409
                                                         --------     --------

                                                         $950,349     $978,794
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                        --------                --------

                                    1998        1997        1998         1997
                                    ----        ----        ----         ----
REVENUES:
   Rent from operating leases   $     --     $  369,762  $     --     $  804,405
   Interest                         12,950       58,456      26,063      102,577
   Gain on sale of aircraft           --        642,181        --        642,181
                                ----------   ----------  ----------   ----------

           Total Revenues           12,950    1,070,399      26,063    1,549,163
                                ----------   ----------  ----------   ----------

EXPENSES:
   Depreciation and amortization      --           --          --        257,643
   Operating                        10,753         --        30,519         --
   Administration and other         21,944       26,619      40,545       44,237
                                ----------   ----------  ----------   ----------

           Total Expenses           32,697       26,619      71,064      301,880
                                ----------   ----------  ----------   ----------

NET INCOME (LOSS)               $  (19,747)  $1,043,780  $  (45,001)  $1,247,283
                                ==========   ==========  ==========   ==========

NET INCOME (LOSS) ALLOCATED TO
   THE  GENERAL PARTNER         $     (197)  $   22,835  $     (450)  $   45,670
                                ==========   ==========  ==========   ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS          $  (19,550)  $1,020,945  $  (44,551)  $1,201,613
                                ==========   ==========  ==========   ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT             $    (0.28)  $    14.71  $    (0.64)  $    17.31
                                ==========   ==========  ==========   ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 1997 and
                                            Six Months Ended June 30, 1998
                                            ------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----



Balance, December 31, 1996           $      5,656   $  9,821,575   $  9,827,231

   Net income                             506,934        732,926      1,239,860

   Cash distributions to partners        (506,934)    (9,631,748)   (10,138,682)
                                     ------------   ------------   ------------

Balance, December 31, 1997                  5,656        922,753        928,409

   Net loss                                  (450)       (44,551)       (45,001)
                                     ------------   ------------   ------------

Balance, June 30, 1998               $      5,206   $    878,202   $    883,408
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         1998           1997
                                                         ----           ----
OPERATING ACTIVITIES:
   Net income (loss)                                  $   (45,001)  $ 1,247,283
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                          --         257,643
      Gain on sale of aircraft                               --        (642,181)
      Changes in operating assets and liabilities:
         Increase in rent receivable                         --         (12,143)
         Increase in other assets                            --          (4,185)
         Increase (decrease) in payable to affiliates       8,948        (2,989)
         Increase in accounts payable and accrued
           liabilities                                      7,608       222,898
         Decrease in security deposits                       --         (75,000)
                                                      -----------   -----------

              Net cash provided by (used in)
                operating activities                      (28,445)      991,326
                                                      -----------   -----------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                            --       3,200,000
   Payments to Purchaser related to sale of
     aircraft                                                --        (369,762)
                                                      -----------   -----------

              Net cash provided by investing
                activities                                   --       2,830,238
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                            --        (913,395)
                                                      -----------   -----------

              Net cash used in financing activities          --        (913,395)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                            (28,445)    2,908,169

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    978,794     3,566,009
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $   950,349   $ 6,474,178
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


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                 Payments for
                                              Three Months Ended    Payable at
                                                 June 30, 1998     June 30, 1998
                                                 -------------     -------------
Out-of-Pocket Administrative and
    Operating Expense Reimbursements                 $34,819          $38,064


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


Partnership Operations

The Partnership recorded a net loss of $19,747, or $0.28 per limited partnership unit for the three months ended June 30, 1998, compared to net income of $1,043,780, or $14.71 per limited partnership unit, for the three months ended June 30, 1997. The Partnership recorded a net loss of $45,001, or $0.64 per limited partnership unit for the six months ended June 30, 1998, compared to net income of $1,247,283, or $17.31 per limited partnership unit, for the six months ended June 30, 1997. Current year operating results declined substantially, compared to the same periods in 1997, due to the sale of the Partnership's remaining aircraft in 1997, as discussed above.

Operating expenses increased during the three and six months ended June 30, 1998 as compared to the same period in 1997, due to an increase in legal expenses related to the sale of the remaining aircraft.


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

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On April 23, 1998, the Court consolidated for discovery purposes this action with the action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et. al. On July 9, 1998, the Court denied the defendants' demurrer to dismiss the plaintiffs' second amended complaint. On July 28, 1998, defendants filed an answer to the second amended complaint.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                   POLARIS AIRCRAFT INCOME FUND VI,
                                   A California Limited Partnership
                                   (Registrant)
                                   By: Polaris Investment
                                       Management Corporation,
                                       General Partner




     August 12, 1998                   By: /S/Marc A. Meiches
-------------------------                  ---------------------
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