Form 10-Q
period 1998-09-30
POLARIS AIRCRAFT INCOME FUND VI
filed 1998-11-16
CIK 857087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

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



                           Yes  X            No
                               ---              ---




                       This document consists of 12 pages.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1998




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1998 and 1997...........................4

              c)  Statements of Changes in Partners' Capital -
                  Year Ended December 31, 1997 and
                  Nine Months Ended September 30, 1998........................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



Part II.      Other Information

         Item 1.      Legal Proceedings......................................10

         Item 6.      Exhibits and Reports on Form 8-K.......................10

         Signature    .......................................................11

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1998           1997
                                                         ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                              $940,434       $978,794
                                                       --------       --------

                                                       $940,434       $978,794
                                                       ========       ========

LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                  $ 55,865       $ 29,116

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           20,138         21,269
                                                       --------       --------

          Total Liabilities                              76,003         50,385
                                                       --------       --------

PARTNERS' CAPITAL:
   General Partner                                        5,016          5,656
   Limited Partners, 69,418 units
      issued and outstanding                            859,415        922,753
                                                       --------       --------

          Total Partners' Capital                       864,431        928,409
                                                       --------       --------

                                                       $940,434       $978,794
                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                        -------------             -------------
                                      1998        1997          1998        1997
                                      ----        ----          ----        ----

REVENUES:
   Rent from operating leases     $     --     $     --     $     --     $  804,405
   Interest and other                 12,954       34,228       39,017      136,805
   Gain on sale of aircraft             --           --           --        642,181
                                  ----------   ----------   ----------   ----------

           Total Revenues             12,954       34,228       39,017    1,583,391
                                  ----------   ----------   ----------   ----------

EXPENSES:
   Depreciation and amortization        --           --           --        257,643
   Operating                          18,353         --         48,872         --
   Administration and other           13,578       22,508       54,123       66,745
                                  ----------   ----------   ----------   ----------

           Total Expenses             31,931       22,508      102,995      324,388
                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS)                 $  (18,977)  $   11,720   $  (63,978)  $1,259,003
                                  ==========   ==========   ==========   ==========

NET INCOME (LOSS) ALLOCATED TO
   THE  GENERAL PARTNER           $     (190)  $  461,264   $     (640)  $  506,934
                                  ==========   ==========   ==========   ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS            $  (18,787)  $ (449,544)  $  (63,338)  $  752,069
                                  ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT               $    (0.27)  $    (6.48)  $    (0.91)  $    10.83
                                  ==========   ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                        Nine Months Ended September 30, 1998
                                        ------------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $      5,656   $  9,821,575   $  9,827,231

   Net income                             506,934        732,926      1,239,860

   Cash distributions to partners        (506,934)    (9,631,748)   (10,138,682)
                                     ------------   ------------   ------------

Balance, December 31, 1997                  5,656        922,753        928,409

   Net loss                                  (640)       (63,338)       (63,978)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $      5,016   $    859,415   $    864,431
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                      1998           1997
                                                      ----           ----
OPERATING ACTIVITIES:
   Net income (loss)                             $    (63,978)  $  1,259,003
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                      --          257,643
      Gain on sale of aircraft                           --         (642,181)
      Changes in operating assets and
         liabilities:
         Increase in rent and interest
         receivable                                      --          (12,143)
         Increase in payable to affiliates             26,749         14,457
         Decrease in accounts payable
              and accrued liabilities                  (1,131)       (40,183)
         Decrease in security deposits                   --          (75,000)
                                                 ------------   ------------

              Net cash provided by (used in)
                operating activities                  (38,360)       761,596
                                                 ------------   ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                        --        7,195,959
   Payments to Purchaser related to sale of
     aircraft                                            --         (369,762)
                                                 ------------   ------------

              Net cash provided by investing
                activities                               --        6,826,197
                                                 ------------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                        --      (10,138,682)
                                                 ------------   ------------

              Net cash used in financing
                activities                               --      (10,138,682)
                                                 ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                        (38,360)    (2,550,889)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                978,794      3,566,009
                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $    940,434   $  1,015,120
                                                 ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND VI,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund VI's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995, included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for the
                                          Three Months Ended      Payable at
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------
Out-of-Pocket Administrative and
    Operating Expense Reimbursement             $22,869            $55,865


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed below under "Liquidity and Cash Distributions," Polaris Investment Management Corporation (PIMC or the General Partner), is in the process of winding up the business of Polaris Aircraft Income Fund VI (the Partnership). During 1997, the Partnership sold its remaining portfolio of 2 used aircraft to Triton Aviation Services VI LLC (Triton).


Partnership Operations

The Partnership recorded a net loss of $18,977, or $0.27 per limited partnership unit, for the three months ended September 30, 1998, compared to net income of $11,720, or an allocated net loss of $6.48 per unit, for the same period in 1997. The Partnership recorded a net loss of $63,978, or $0.91 per limited partnership unit, for the nine months ended September 30, 1998, compared to net income of $1,259,003, or $10.83 per unit, for the same period in 1997.

Current year operating results declined substantially, compared to the same periods in 1997, due to the sale of the Partnership's remaining aircraft in 1997, as discussed above. The variance in net income per limited partnership unit will differ from the variance of total net income from period to period due to the methods by which income or loss from operations and gain or loss on the sale of aircraft are allocated in accordance with the partnership agreement.

Operating expenses increased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, due to an increase in legal expenses related to the sale of the remaining aircraft.

Administrative expenses decreased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, primarily due to decreases in consulting fees and printing and postage costs.


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


Impact of the Year 2000 Issue

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. As previously discussed, the Partnership is currently in the process of winding up its business and has no assets other than cash and cash equivalent securities held as reserves against the anticipated expenses of winding up and dissolution. Accordingly, the Partnership's exposure to the Year 2000 problem arises not in the context of its own operations, but rather in the context of the compliance or non-compliance by third-party vendors to the Partnership with their respective Year 2000 assessment and remediation obligations.

As discussed in prior filings with the Securities and Exchange Commission, the General Partner has engaged GE Capital Aviation Services, Inc. ("GECAS") to provide certain management services to the Partnership. Both the General Partner and GECAS are wholly-owned subsidiaries (either direct or indirect) of General Electric Capital Corporation ("GECC"). All of the Partnership's operational functions are handled either by the General Partner and GECAS or by third parties (as discussed in the following paragraphs), and the Partnership has no information systems of its own.

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. GECC and GECAS management plan to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

Due to the limited nature of the Partnership's operations, the only third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruption in business processes or that could affect vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

To date, the Partnership has not incurred any Year 2000 expenditures nor does it expect to incur any material costs in the future. However, the activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund VI's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1998 and June 30, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al. The settlement is subject to final approval by the Court. The settlement agreement does not provide for any payments to be made to the Partnership. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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





        November 16, 1998               By:    /S/Marc A. Meiches
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